Form 10QSB
period 2006-06-30
ES Bancshares, Inc.
filed 2006-08-14
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

ES BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-4663714
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

68 North Plank Road, Newburgh, New York 12550
(Address of principal executive offices)

(866) 646-0003
Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐. NO ☒.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.). YES ☐. NO ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of August 11, 2006 there were no issued and outstanding shares of the Registrant’s Common Stock

Transitional Small Business Disclosure Format (Check One) YES ☐. NO ☒.

ES BANCSHARES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

PART 1

Item 1.	Financial Statements (Unaudited)

The Board of Directors of Empire State Bank, National Association (the “Bank”) entered into an Agreement and Plan of Share Exchange (the “Plan”) on March 21, 2006, as amended and restated as of May 16, 2006, under which the Bank would reorganize into a one-bank holding company structure (the “Reorganization”). In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the “Company”), a Maryland corporation, to serve as the holding company. The Reorganization was effected on August 14, 2006 by an exchange of all of the outstanding shares of Bank Common Stock for shares of Company Common Stock (the “Share Exchange”). Following the Share Exchange, the Bank became a wholly-owned subsidiary of the Company and former shares of Bank Common Stock now represent the same number of shares of Company Common Stock.

The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) on April 5, 2006 and subsequently amended it on April 18, 2006, May 1, 2006, May 16, 2006 and May 23, 2006 and a post-effective amendment filed on June 9, 2006. The SEC declared the Registration Statement effective on May 25, 2006.

The Bank’s shareholders approved the Reorganization at its Annual Meeting of Shareholders on July 6, 2006. The Reorganization and Share Exchange were completed on the date of this filing.

Since the Reorganization was not completed on June 30, 2006, the Company was a “shell” corporation on such a date and had no assets and no liabilities.

The Bank’s Form 10-QSB for the period ended June 30, 2006, as filed with the Office of the Comptroller of the Currency, is included as Exhibit 99.1 to this Form 10-QSB. Following the Share Exchange, the Company will file consolidated financial statements, which will include the financial statements of the Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable. For additional information, see Exhibit 99.1.

Item 3.	Controls and Procedures

Not applicable. For additional information, see Exhibit 99.1.

PART II

Item 1.	Legal Proceedings

Not applicable. For additional information, see Exhibit 99.1.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Not applicable. For additional information, see Exhibit 99.1.

Item 3.	Defaults on Senior Securities

Not applicable. For additional information, see Exhibit 99.1.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable. For additional information, see Exhibit 99.1.

Item 5.	Other Information

Not applicable. For additional information, see Exhibit 99.1.

Item 6.	Exhibits

Exhibit Number	Document	Reference to Previous Filing If Applicable

2.1	Agreement and Plan of Share Exchange	*

3.1	Articles of Incorporation	*

3.2	Bylaws	*

4	Form of Stock Certificate	*

10.1	Employment Agreement with Philip A. Guarnieri	*

10.2	Employment Agreement with Anthony P. Costa	*

10.3	Employment Agreement with Arthur W. Budich	*

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	*

16	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form 10-QSB for the quarterly period ending June 30, 2006 of Empire State Bank, National Association

* Previously filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-4 filed on April 14, 2006 and subsequently amended on April 18, 2006, May 1, 2006, May 16, 2006, and May 23, 2006 and a post-effective amendment filed on June 9, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of August 14, 2006.

ES Bancshares, Inc.

Date: August 14, 2006	By:	/s/ Anthony P. Costa
Anthony P. Costa, Chairman and Chief
Executive Officer

Date: August 14, 2006	By:	/s/ Arthur W. Budich
Arthur W. Budich, Chief Financial Officer