Form 10QSB
period 2006-09-30
ES Bancshares, Inc.
filed 2006-11-14
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

ES BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

United States	20-4663714
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

68 North Plank Road, Newburgh, New York 12550
(Address of principal executive offices)

1 (866) 646-0003
Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒. NO ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of November 13, 2006 there were 1,719,227 issued and outstanding shares of the Registrant’s Common Stock

Transitional Small Business Disclosure Format (Check One) YES ☐. NO ☒.

ES BANCSHARES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

PART 11 - OTHER INFORMATION

Part 1. Item 1.

ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,231	$2,972
Federal funds sold	9,874	7,829
Total cash and cash equivalents	12,105	10,801
Certificates of deposit at other financial institutions	3,598	2,749
Securities:
Available for sale, at fair value	9,718	6,380
Real estate mortgage loans held for sale	304	679
Loans receivable, net
Real estate mortgage loans	37,733	22,863
Commercial and lines of credit	11,027	5,071
Home equity and consumer loans	5,361	3,577
Construction loans	4,882	1,679
Deferred cost	325	241
Allowance for loan losses	(500)	(106)
Total loans receivable, net	58,828	33,325
Accrued interest receivable	410	180
Federal Reserve Bank stock	348	378
Goodwill	581	581
Office properties and equipment, net	713	842
Prepaid expenses	126	75
Other assets	75	63
Total assets	$86,806	$56,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$7,738	$10,073
Interest bearing	67,132	33,304
Borrowed funds	50	—
Accrued interest payable	124	43
Other liabilities	644	301
Total liabilities	75,688	43,721

Commitments and contingencies

Stockholders’ equity
Common stock (par value $0.01; 5,000,000 shares authorized;
1,719,227 shares of ES Bancshares, Inc.
issued at September 30, 2006
1,719,177 shares of Empire State Bank, $5.00 par
issued at December 31, 2005)	17	8,596
Additional paid-in-capital	16,865	8,276
Accumulated deficit	(5,662)	(4,418)
Accumulated other comprehensive loss	(102)	(122)
Total stockholders’ equity	11,118	12,332
Total liabilities and stockholders’ equity	$86,806	$56,053

See accompanying notes to financial statements

ES BANCSHARES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Interest and dividend income:
Loans	$1,032	$388	$2,442	$745
Securities	107	65	289	223
Certificates of deposit	42	7	103	7
Fed Funds and other earning assets	141	93	367	256
Total interest and dividend income	1,322	553	3,201	1,231

Interest expense:
Deposits	747	185	1,653	387
Borrowed funds	1	0	1	0
Total interest expense	748	185	1,654	387

Net interest income	574	368	1,547	844

Provision for loan losses	344	21	394	56
Net interest income after provision for loan losses	230	347	1,153	788

Non-interest income:
Service charges and fees	58	54	99	115
Net gain on sales of real estate mortgage
loans held for sale	30	74	144	187
Other	17	1	21	10
Total non-interest income	105	129	264	312

Non-interest expense:
Compensation and benefits	472	436	1,394	1,208
Occupancy and equipment	153	133	473	406
Data processing service fees	37	32	104	82
Other	254	237	690	686
Total non-interest expense	916	838	2,661	2,382

Net (loss) before income taxes	(581)	(362)	(1,244)	(1,282)
Income tax expense	—	—	—	—
Net (loss)	$(581)	$(362)	$(1,244)	$(1,282)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	(70)	(4)	(43)	(28)
Comprehensive income (loss)	$(651)	$(366)	$(1,287)	$(1,310)

Weighted average:
Common shares	1,719,227	1,719,177	1,719,198	1,719,155
(Loss) per common share:
Basic	$(0.34)	$(0.21)	$(0.72)	$(0.75)
Basic & diluted	$(0.34)	$(0.21)	$(0.72)	$(0.75)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and SEPTEMBER 30, 2005
(Unaudited)
(In dollars except, share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2004	1,719,127	$8,596	$8,192	$(2,880)	$(54)	$13,854

Exercise of 50 stock warrants	50	—	1	—	—	1

Issuance of stock options	—	—	73	—	—	73

Comprehensive loss:
Net loss for the period	—	—	—	(1,282)	—	(1,282)
Net unrealized (loss) on available-
for-sale securities	—	—	—	—	(28)	(28)
Total comprehensive loss						(1,310)

Balance at September 30, 2005	1,719,177	$8,596	$8,266	$(4,162)	$(82)	$12,618

Balance at December 31, 2005	1,719,177	$8,596	$8,276	$(4,418)	$(122)	$12,332

Exchange of 1,719,227 shares of
Empire State Bank, NA $5.00
par value for 1,719,227 shares of
ES Bancshares, Inc. $0.01 par value		$(8,579)	$8,579			—

Exercise of 50 stock warrants	50	—	1	—	—	1

Vested stock options, net	—	—	9	—	—	9

Comprehensive loss:
Net loss for the period	—	—	—	(1,244)	—	(1,244)
Net unrealized gain on available-
for-sale securities	—	—	—	—	20	20
Total comprehensive loss						(1,224)

Balance at September 30, 2006	1,719,227	$17	$16,865	$(5,662)	$(102)	$11,118

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss for period	$(1,244)	$(1,282)
Adjustments to reconcile net losses to net cash
provided by operating activities:
Provision for loan losses	394	56
Depreciation expense	147	145
Amortization of deferred fees, discounts and premiums, net	(5)	4
Net originations on loans held for sale	519	(1,617)
Net gain on sale of real estate mortgage loans held for sale	(144)	(187)
Changes in assets and liabilities
Increase in other assets	(293)	(74)
Increase in accrued expenses and other liabilities	423	751
Net cash used in operating activities	(203)	(2,204)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	3,249	—
Purchase of certificates of deposit at other financial institutions	(4,098)	(1,999)
Purchase of available-for-sale securities	(5,397)	(1,095)
Proceeds from principal payments and maturities of securities	2,084	6,807
Net disbursements for loan originations	(25,898)	(22,306)
Redemption of Federal Reserve Bank stock	30	44
Leasehold improvements and acquisitions of capital assets	(17)	(40)
Net cash used in investing activities	(30,047)	(18,589)
Cash flows from financing activities:
Net increase in deposits	31,494	20,697
Proceeds of advance from line of credit	50	—
Proceeds from stock issuance	1	1
Issuance of capital stock warrants	—	1
Issuance of stock options	9	73
Net cash provided by financing activities	31,554	20,772

Net increase in cash and cash equivalents	1,304	(21)
Cash and cash equivalents at beginning of period	10,801	11,103

Cash and cash equivalents at end of period	$12,105	$11,082

Supplemental cash flow information
Interest paid	$1,574	$387
Income taxes paid	$—	$—

See accompanying notes to financial statements

ES BANCSHARES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.  Commencement of Operations

On April 28, 2004, Empire State Bank, NA (the “Bank”) sold 1,650,000 shares of its common stock at a price of $10.00 per share, for an aggregate consideration of $16,500,000 (the “Offering”). In addition, for every five (5) shares of common stock purchased by a subscriber in the offering, such subscriber received a warrant to purchase, within a three-year period, one (1) share of common stock at an exercise price of $12.50 per share. Upon receipt of final approvals from the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Company (“FDIC”), the Bank commenced operations on June 28, 2004.

Note 2. Holding Company Formation

The Board of Directors of the Bank entered into an Agreement and Plan of Share Exchange (the “Plan”) on March 21, 2006, as amended and restated as of May 16, 2006, under which the Bank reorganized into a one-bank holding company structure (the “Reorganization”). In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the “Company”), a Maryland corporation, to serve as the holding company. The Reorganization was effected by an exchange of all of the outstanding shares of Bank Common Stock for shares of Company Common Stock (the “Share Exchange”). Following the Share Exchange, the Bank became a wholly-owned subsidiary of the Company and former shares of Bank Common Stock represent the same number of shares of Company Common Stock.

The Company filed a Registration Statement on Form S-4 which the Securities and Exchange Commission (the “SEC”) declared effective on May 25, 2006. The Bank’s shareholders approved the Reorganization at its Annual Meeting of Shareholders on July 6, 2006. The Reorganization was completed closed on August 15, 2006.

Note 3.  Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending December 31, 2006. The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Bank as of and for the fiscal year ended December 31, 2005, included in Form 10-KSB filed with the OCC.

The financial statements have been prepared in conformity with generally accepted accounting principles of the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, and the valuation allowance on deferred tax assets.

Note 4. Summary of Significant Accounting Policies

Warrants

The Bank issued one stockholder warrant for every five shares of common stock purchased in its offering on June 28, 2004. The stockholder warrants are convertible into common shares at an exercise price of $12.50 exercisable through June 27, 2007. At September 30, 2006 the Company had 329,900 stockholder warrants issued and outstanding. Additionally, there were 190,000 issuable organizer warrants as of June 30, 2006. The organizer warrants are convertible into common shares at an exercise price of $10.00 and exercisable through June 27, 2009. The organizer warrants were valued at $323,000 and were expensed at the time of issuance in accordance with FAS 123. The fair value was determined using the minimum value method using the following assumptions: Grant date of June 28, 2004, $10.00 strike price, $10.00 fair value of a share of capital stock at grant date, risk-free rate of 3.8%, no dividends, five (5) year life and no volatility.

Stock Options

The Company has a Stock Option Plan covering 180,000 shares. Stock Option grants were made for 153,250 shares at an exercise price of $10.50 per share as of October 19, 2004. These options have a 10-year term and may be either non-qualified stock options or incentive stock options. Subsequently, incentive options on 3,500 shares at an exercise price of $10.50 per share, 10,000 shares at an exercise price of $10.00 per share, 6,250 shares at an exercise price of $10.50 per share, and 5,000 shares at an exercise price of $10.00 per share were awarded on January 18, 2005, November 15, 2005, December 20, 2005, and January 12, 2006, respectively. The options vest at a rate of 20% on each of five annual vesting dates except for 60,000 options granted to Directors, which vested immediately. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

Shares of common stock issuable pursuant to outstanding options under the Bank’s Stock Option Plan are considered outstanding for purposes of calculating earnings per share on a diluted basis. For accounting purposes, the Bank adopted FAS 123 in conjunction with the approval of the Stock Option Plan by the Bank’s shareholders at the May 3, 2005 annual meeting. Consequently, in accordance with FAS 123, the Bank commenced to recognize expense for shares of common stock awarded under the Bank’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they were awarded.

The fair values of options granted are computed using the Black-Scholes option-pricing model, using the following weighted-average assumptions as of grant date.

	Option Award Dates
	May 3,	Nov. 15,	Dec. 20,	Jan. 12,	Weighted
	2005	2005	2005	2006	Average

Risk free interest rate	3.90%	4.51%	4.40%	4.35%	4.00%

Expected option life	5.0	5.0	5.0	5.0	5.0

Expected stock price volatility	0.10%	0.10%	0.10%	0.10%	0.10%

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

Weighted average fair value of options
granted	$1.00	$1.57	$1.57	$2.20	$1.13

A summary of options outstanding under the Bank’s Stock Option Plan as of September 30, 2006, and changes during the nine-month period then ended is presented below.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (yrs.)	($,000)
Outstanding at
January 1, 2006	173,000	$10.47	9.1	5
Granted	5,000	10.00	10.0	—
Exercised	—	—	—	—
Forfieted or expired	26,250	10.40	9.0	—
Outstanding at
September 30, 2006	151,750	$10.47	9.2	—

Options exercisable at
September 30, 2006	75,100	$10.47	9.0	—

As of September 30, 2006, there was $67,336 of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan. The cost is expected to be recognized over a period of approximately 41 months.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the 329,900 stockholder warrants, or 190,000 organizer warrants, or 156,750 stock options were considered in computing diluted earnings (loss) per share because to do so would have been antidilutive.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $1.9 million at September 30, 2006. The net operating losses are being carried forward and will be available to reduce future taxable income. Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because the Bank has no operating history, management recorded a valuation allowance against the total amount of deferred tax assets.

Securities

The Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) “held-to-maturity” (management has the positive intent and ability to hold to maturity), which are reported at amortized cost; (ii) “trading” (held for current resale), which are to be reported at fair value, with unrealized gain and losses included in earnings; and (iii) “available for sale” (all other debt and marketable equity securities), which are to be reported at fair value, with unrealized gains and losses reported net of taxes, as accumulated other comprehensive income, a separate component of stockholders’ equity. The Company currently classifies all securities as available-for-sale.

Premiums and discounts on investments in debt and equity securities are amortized to expense or accreted to income over the estimated life of the respective securities using methods approximating the effective interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. There were no valuation allowances as of September 30, 2006.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees and costs on originated loans and any unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct loan origination costs will be deferred and the net amount amortized as an adjustment of the related loan’s yield using methods that approximate the interest method over the contractual life of the loan. Loan interest income is accrued daily on outstanding balances.

Classification of Assets.

Regulations require that the Company classify its own assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations, OCC examiners have the authority to identify problem assets, and if appropriate, require that they be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If a Company does not agree with an examiner’s classification of an asset, it may appeal this determination to the Regional Director of the OCC. On the basis of management’s review, at September 30, 2006, the Bank had $281,938 of assets classified as substandard. There were no assets classified as doubtful or loss.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions for loan losses charged to income. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

The Company, due to its period of operations, previously determined its provision for loan losses primarily from peer group information. During the past quarter the Company completed an analysis of its methodology to establish provisions for the allowance for loan losses. Based upon the ongoing growth in the loan portfolio, the composition of loans and the development of a historical record of loan repayments, management believed it appropriate to change its method for establishing provisions. Management now considers the known inherent risks in the loan portfolio, which includes the overall rapid growth of the portfolio, concentrations of credit, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current economic conditions to determine its provision for loan losses. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged off.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased.

Note 5. Commitments and Contingencies

Legal Proceedings

The Company has not been a party to any legal proceedings, which may have a material effect on the Company’s results of operations and financial condition. However, in the normal course of its business, the Company may become involved as plaintiff or defendant in proceedings such as judicial mortgage foreclosures and proceedings to collect on loan obligations and to enforce contractual obligations.

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office location in New Paltz, New York. The leases are for initial terms of 10 years and 15 years, respectively and have various renewal options. Rent expense under operating leases was $226,000 for the nine months ended September 30, 2006. At September 30, 2006, the future minimum rental payments under operating lease agreements for the fiscal years ending

December 31 are $52,000 in 2006, $212,000 in 2007, $215,000 in 2008, $219,000 in 2009, $226,000 in 2010 and a total of $1.4 million for 2011 and thereafter.

The Bank’s lease obligation for its Staten Island, New York and Lynbrook, New York lending offices is on a month-to-month basis at $800 per month.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at September 30, 2006 were limited to loan origination commitments of $7.2 million (including one-to-four family loans held for sale of $2.4 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $9.0 million. Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area. Loan origination commitments at September 30, 2006 consisted of adjustable and fixed rate commitments of $4.4 million and $2.8 million respectively, with interest rates ranging from 5.875% to 9.25%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-QSB of the Company includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company. All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements. When used in this Report, the words “anticipate”, “believe”, “estimate”, “project”, “predict”, “expect”, “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including risks and uncertainties including changes in economic conditions in our market area, changes in local real estate values, changes in regulatory policies, fluctuations in interest rates, local loan and deposit demand levels, competition, our ability to control expenses, our ability to increase our lower cost deposits, our ability to execute our plan to attain profitability, and other factors. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets at September 30, 2006 amounted to $86.8 million, representing an increase of $30.7 million, or 54.7%, from $56.1 million at December 31, 2005. Asset growth during the period primarily reflected increases in total loans and securities available for sale funded by deposit growth.

Overall, total loans (loans receivable, net and mortgage loans held for sale) increased $25.1 million, or 73.8%, to $59.1 million at September 30, 2006 from $34.0 million at December 31, 2005. During the nine-month period commercial loans and commercial lines of credit increased $5.9 million, from $5.1 million to $11.0 million, home equity and consumer loans increased $1.8 million from $3.6 million to $5.4 million, and construction loans increased $3.2 million, from $1.7 million to $4.9 million. Commercial real estate mortgage loans increased $13.9 million, or 62.3%, from $22.3 million at December 31, 2005 to $36.1 million at September 30, 2006, while residential mortgage loans, excluding mortgage loans held for sale, increased $1.0 million from $568,000 to $1.6 million over the same nine- month period. Management may consider slowing loan growth in the future depending on economic, regulatory, deposit growth and capital considerations.

Total cash and cash equivalents at September 30, 2006 increased $1.3 million to $12.1 million from $10.8 million at December 31, 2005, while certificates of deposit at other financial institutions increased to $3.6 million from $2.7 million during the same period. Total securities at September 30, 2006 increased $3.3 million to $9.7 million from $6.4 million at December 31, 2005.

Interest earning deposits grew $33.8 million, or 102.0%, to $67.1 million at September 30, 2006 from $33.3 million at December 31, 2005. The growth over the nine-month period consisted of increases of $42.3 million in money market accounts, $3.6 million in savings accounts, $1.8 million in NOW accounts, and $19.4 million in certificates of deposit. Conversely, over the same nine-month period non-interest bearing accounts decreased from $10.1 million to $7.7 million as depositors transferred portions of these funds into the Bank’s advertised money market account product.

Stockholders’ equity decreased by $1.2 million to $11.1 million at September 30, 2006 from $12.3 million at December 31, 2005. The decrease is primarily attributable to a net loss for the nine-month period of $1.2 million partially mitigated by a decrease of $20,000 in the net unrealized loss in the market value of securities available-for-sale. The ratio of stockholders’ equity to total assets decreased to 12.8% at September 30, 2006 from 22.0% at December 31, 2005. Book value per share decreased to $6.47 at September 30, 2006 from $7.17 at December 31, 2005. See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and nine-month periods ended September 30, 2006 as compared to the comparable three and nine-month periods ended September 30, 2005. The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown. Substantially all average balances were computed based on daily balances. The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended September 30,

	2006			2005
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$56,599	$1,032	7.29%	$24,227	$388	6.35%
Fed Funds	10,362	136	5.21%	10,356	87	3.33%
Certificates of deposit	3,059	42	5.45%	221	7	4.03%
FRB Stock	356	5	6.07%	400	6	5.96%
Securities-available for sale	9,232	107	4.62%	7,466	65	3.45%
Total interest-earning assets	79,608	$1,322	6.59%	42,670	$553	5.14%

Allowance for loan losses	(180)			(76)
Cash & Due from banks	1,840			1,531
Other Non-interest earning assets	2,086			1,822
Total assets	$83,354			$45,947

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$1,080	$1	0.37%	$838	$1	0.47%
Money Market accounts	39,940	494	4.91%	13,165	84	2.53%
Regular savings accounts	3,596	25	2.76%	3,901	22	2.24%
Certficates of Deposit	18,590	227	4.84%	8,213	78	3.77%
Total interest-bearing deposits	63,206	747	4.69%	26,117	185	2.81%

Borrowings	41	1	8.75%	—	—	—
Total interest-bearing liabilities	$63,247	$748	4.69%	$26,117	$185	2.81%

Non-interest-bearing liabilities	8,626			7,002
Total liabilities	71,873			33,119

Stockholders’ equity	11,481			12,828
Total liabilities and stockholders’ equity	$83,354			$45,947
Net interest income		$575			$368

Average interest rate spread (1)			1.90%			2.33%
Net interest margin (2)			2.89%			3.42%
Net interest-earning assets (3)	$16,361			$16,553
Ratio of average interest-earning assets to
average interest-bearing liabilities			125.87%			163.38%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended September 30,

	2006			2005
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$46,183	$2,443	7.05%	$15,987	$745	6.23%
Fed Funds & other investments	9,550	350	4.90%	10,878	237	2.91%
Certificates of deposit	2,714	104	5.12%	221	7	4.03%
FRB Stock	367	16	5.99%	415	19	6.13%
Securities-available for sale	8,632	289	4.46%	8,580	223	3.47%
Total interest-earning assets	67,446	$3,202	6.35%	36,081	$1,231	4.56%

Allowance for loan losses	(144)			(56)
Cash & Due from banks	1,884			1,525
Other Non-interest earning assets	1,990			1,778
Total assets	$71,176			$39,328

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$789	$1	0.31%	$760	$2	0.35%
Money Market accounts	29,304	1,015	4.63%	13,119	245	2.50%
Regular savings accounts	3,623	75	2.77%	2,062	27	1.75%
Certficates of Deposit	16,242	562	4.63%	4,389	113	3.44%
Total interest-bearing deposits	49,958	1,653	4.42%	20,330	387	2.55%

Borrowings	41	1	8.75%	-	-	-
Total interest-bearing liabilities	$49,999	$1,654	4.42%	$20,330	$387	2.55%

Non-interest-bearing liabilities	9,376			5,797
Total liabilities	59,375			26,127

Stockholders’ equity	11,801			13,201
Total liabilities and stockholders’ equity	$71,176			$39,328
Net interest income		$1,548			$844

Average interest rate spread (1)			1.93%			2.01%
Net interest margin (2)			3.07%			3.13%
Net interest-earning assets (3)	$17,447			$15,751
Ratio of average interest-earning assets to
average interest-bearing liabilities			134.89%			177.48%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended September 30, 2006 and September 30, 2005

General. For the quarter ended September 30, 2006, the Company recognized a net loss of $651,000, or ($0.34) per diluted share, as compared to a net loss of $366,000, or ($0.21) per diluted share, for the quarter ended September 30, 2005. The increased loss is primarily the result of a significant increase to the provision for loan losses in accordance with a more stringent analysis of the Bank’s allowance for loan losses. Losses from operations are expected to continue until the Bank achieves a higher sustainable level of loans and core deposits, or the interest rate environment changes.

Interest Income. Interest income amounted to $1.3 million for the quarter ended September 30, 2006, as compared to $553,000 for the quarter ended September 30, 2005. The increase of $769,000 was primarily attributable to the increase in average interest-earning assets, which increased to $79.6 million for the quarter ended September 30, 2006 from $42.7 million for the comparable quarter ended one year earlier, and to the higher yields that were realized in 2006 as compared to 2005 that resulted from the series of well-publicized increases in short-term interest rates by the Federal Reserve Bank. The average yield on interest-earning assets for the quarter ended September 30, 2006 was 6.59%, which was 145 basis points higher than the 5.14% yield on the Bank’s interest-earning assets for the quarter ended September 30, 2005.

Average loan balances increased by $32.4 million, from $24.2 million for the quarter ended September 30, 2005 to $56.6 million for the quarter ended September 30, 2006, while the average yield increased from 6.35% to 7.29% over the same respective periods. The average balances of the Bank’s securities available for sale and its fed funds increased by $1.8 million and $6,000, respectively, over the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. The average yields on those respective interest-earning assets increased to 4.62% from 3.45%, and to 5.21% from 3.33%, over the same comparable periods primarily as a result of higher interest rates that were available to these short-term assets during the latter period. The average balance and yield of the Bank’s certificates of deposit at other financial institutions for the quarter ended September 30, 2006 was $3.1 million and 5.45%, respectively, as compared to an average balance of $221,000 and a yield of 4.03% for the comparable quarter ended one-year earlier.

Interest Expense. Total interest expense for the quarter ended September 30, 2006 increased by $563,000 when compared to the same three-month period one year earlier. The increase was primarily due to the above-mentioned increases in short-term interest rates, and to the increase in the average balances of the Bank’s interest-bearing deposits. Average money market account balances increased $26.7 million, from $13.2 million for the quarter ended September 30, 2005 to $39.9 million for the quarter ended September 30, 2006. Over those respective quarters the average costs for those balances increased 238 basis points, from 2.53% to 4.91%. The average balances and costs of the Bank’s certificates of deposit portfolio increased to $18.6 million at an average cost of 4.84% over the quarter ended September 30, 2006, from $8.2 million at an average cost of 3.77% over the same quarter ended one-year earlier. For the quarter ended September 30, 2006, the average balance of the Company’s borrowed funds was $41,000 and its average cost was 8.75%. These borrowed funds were used by the Company to fund its formation costs and subsequent expenses. Since the Company was formed during the quarter ended September 30, 2006, there were no borrowed funds during the quarter ended September 30, 2005.

Net Interest Income. Net interest income was approximately $574,000 for the quarter ended September 30, 2006 as compared to $368,000 for the same quarter in the prior year. The Bank’s average interest rate spread decreased to 1.90% for the quarter ended September 30, 2006 from 2.33% for the quarter ended September 30, 2005, while the net interest margin decreased to 2.89% from 3.42%, over the same respective periods.

Provision for Loan Losses. For the three months ended September 30, 2006 the provision for loan losses increased $323,000 as compared to the three months ended September 30, 2005. The increased provision reflected the Company’s changed methodology for establishing provisions for the allowance for loan losses. Upon commencing operations the provision for loan losses was determined after reviewing peer group information as discussed below. In response to the ongoing growth in the loan portfolio, the composition of loans and the development of a historical record of loan repayments management believed it appropriate to change its methods for establishing provisions. See Note 4 to Notes to Unaudited Financial Statements.

As a de novo institution the Company did not have any historical loan losses to enable management to estimate the probable credit losses currently imbedded within the portfolio. Alternatively, along with other criteria, the Company previously considered peer group credit loss data each period in providing the provision, which, based on the moderate growth exhibited by the loan portfolio, was deemed appropriate. However, in light of the significant increase in commercial real estate loan, commercial business loan, and construction loan balances, the Company expanded its current risk analysis methodologies. Management bifurcated the loan portfolio segments into various pools in order to better evaluate the risks to credits associated by distinct geographic and business type concentrations. Additional risk was associated to portions of the increase in commercial real estate loan balances that resulted from participations because of potential different lead-bank underwriting standards, and to the absence of a direct relationship between the Company and those borrowers. Moreover, management determined that the weakening local economy probably had a detrimental impact on the Company’s business borrowers, most of which have had only a short-term relationship with the Company. Based on this quantitative and qualitative overall assessment, the Company concluded that a more significant provision was appropriate given the relatively unseasoned nature of the loan portfolio. Given the magnitude of the increased provision management discussed its current assessment with the OCC, who concurred with management’s determination.

Non-interest Income. Non-interest income for the quarter ended September 30, 2006 was approximately $105,000. This income primarily reflects $30,000 from the net gain on sale of real estate mortgages held for sale, $58,000 from service charges and fee income from the Bank’s deposit and loan operations and $17,000 from other non-interest income categories, principally income earned from the sale of annuities. For the quarter ended September 30, 2005 non-interest income amounted to $129,000, which exceeded the quarter ended September 30, 2006 primarily because of a larger volume of loan sales. Loan sales during the quarter ended September 30, 2006 decreased in comparison to the quarter ended September 30, 2005 primarily because of a general softening in the overall housing market evident this year relative to last.

Non-interest Expense. Non-interest expense for the quarter ended September 30, 2006 increased $78,000 when compared to the same quarter in 2005. Compensation and benefits increased $36,000 primarily as a result of the hiring of business development officers and staff necessary to attract and service an increased number of loan and deposit customer relationships. The $20,000 increase in occupancy and equipment expense was primarily attributable to increases in rent, utilities and maintenance costs, and to costs related to the increases in personnel. Other non-interest expense increased to $254,000 for the quarter ended September 30, 2006, from $237,000 for the quarter ended September 30, 2005. The $17,000 increase was primarily due to increases in professional and consulting fees, shareholder communications, and other operating expenses related to the expansion of the Bank’s business activities.

Income Tax Expense. We receive no tax benefit from our net operating losses as they are being carried forward and will be available to reduce future taxable income.

Results of Operations for the Nine Months Ended September 30, 2006 and September 30, 2005

General. For the nine months ended September 30, 2006, the Bank recognized a net loss of $1.2 million, or ($0.72) per diluted share, as compared to a net loss of almost $1.3 million, or ($0.75) per diluted share, for the comparable nine-month period ended one year earlier. The $38,000 improvement is primarily the result of increased net interest income attributable to the Bank’s larger asset size, and the investment of cash into higher yielding assets, that was partially mitigated by higher funding costs, an increase to the provision for loan losses, and increased operating expenses.

Interest Income. Compared to the first nine months of 2005, interest income for the nine-month period ended September 30, 2006 increased $2.0 million, or 160.0%, to $3.2 million. The increase was primarily attributable to the increase in average interest-earning assets to $67.4 million for the nine-month period ended September 30, 2006 from $36.1 million for the comparable nine-month period ended one year earlier, and to the higher yields associated with those assets. Over the comparable periods average loan balances increased from $16.0 million to $46.2 million, while their average yield increased from 6.23% to 7.05%. The average balances of the securities available for sale increased by $52,000 while the average balances of its fed funds and other investments decreased by $1.3 million over the nine-month period ended September 30, 2006 as compared to the same nine-month period in the previous year. As a result of higher yields, the interest earned by both asset categories increased $66,000 and $111,000, respectively, over the comparable nine-month periods. Additionally, during the nine-month period ended September 30, 2006 the funds were invested in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months. The average balance and average yield of this asset segment was $2.7 million and 5.12%, respectively. By comparison, the average balance and average yield of the Bank’s certificates of deposit was $221,000 and 4.03%, respectively, for the nine-month period ended September 30, 2005. The increase to this segment’s average balance was because investing in this interest-earning category did not commence until the latter part of that period.

Interest Expense. Total interest expense for the nine-month period ended September 30, 2006 increased by $1.3 million when compared to the nine-month period ended September 30, 2005. The increase was primarily due to an increase in the average balances of interest-bearing deposits, which increased from $20.3 million over the nine-month period ended September 30, 2005 to nearly $50.0 million over the nine-month period ended September 30, 2006, and an increase in the average costs from 2.55% to 4.42% associated with those deposits over the same respective periods. Average money market account balances increased $16.2 million, from $13.1 million for the nine-month period ended September 30, 2005 to $29.3 million for the same nine-month period ended one year later. Over those respective periods, the average costs for those balances increased 213 basis points, from 2.50% to 4.63%. The average balances of the Bank’s certificates of deposit increased to $16.2 million over the nine-month period ended September 30, 2006 from $4.4 million over the nine-month period ended September 30, 2005. The average cost of those deposits increased to 4.63% from 3.44% over the same respective periods.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2006 increased $338,000 compared to the nine months ended September 30, 2005. As discussed previously, the increase in the provision was a result of management’s assessment of the loan portfolio and its assessment of the local economy and market conditions, and the adequacy of the allowance for loan losses.

Net Interest Income. Net interest income was approximately $1.5 million for the nine-month period ended September 30, 2006 as compared to $844,000 for the nine-month period ended September 30, 2005. The average interest rate spread decreased to 1.93% from 2.01%, while the net interest margin decreased to 3.07% from 3.13%, over the same comparable periods

Non-Interest Income. Non-interest income for the nine-month period ended September 30, 2006 decreased $48,000 in comparison to the nine-month period ended September 30, 2005. Most of the change resulted from a $43,000 decrease in net gains on the sale of real estate mortgage loans held for sale attributable to the decreased real estate mortgage loan sale activity mentioned previously. There was also a $16,000 decrease in service charges and fees that resulted primarily from a reduction in loan origination fees attributable to the general softening in the overall housing market in 2006 as compared to 2005. The decrease was partially offset by an $11,000 increase in other categories of non-interest income, attributable, primarily, to increased earnings from the sale of annuities.

Non-Interest Expense. Non-interest expense for the nine-month period ended September 30, 2006 increased $279,000 to $2.7 million from $2.4 million for the nine-month period ended September 30, 2005. Compensation and benefits increased $186,000 primarily as a result of the hiring of business development officers and staff necessary to attract and service an increased number of loan and deposit customer relationships. The increases in occupancy and equipment expense and data processing service fees were primarily attributable to increases in rent, utilities and maintenance costs, and to costs related to the increase in personnel.

Liquidity and Capital Resources

The primary sources of funds are deposits, capital, proceeds from the sale of loans, and principal and interest payments on loans and securities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

The primary investing activities of the Bank are the origination of loans and the purchase of investment securities. For the three months ended September 30, 2006, the Bank originated loans of approximately $13.1 million including real estate mortgage loans held for sale. At September 30, 2006, the Bank had outstanding loan origination commitments of $7.2 million (including one-to-four family real estate mortgage loans held for sale of $2.4 million) and undisbursed lines of credit and construction loans in process of $9.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At September 30, 2006, total deposits were approximately $74.9 million of which approximately $19.4 million was in certificates of deposit. Certificates of deposit scheduled to mature in one year or less from September 30, 2006 totaled $8.8 million. Based on past experience the Bank anticipates that most such certificates of deposit will be renewed upon their expiration.

As stated earlier, the Company completed its formation during the quarter ended September 30, 2006. In order to pay the various costs associated with the formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which the Company exercised $50,000.

While the Bank has not borrowed funds since it commenced operations, it may do so in the future based upon its need for funds and the cost of deposits as an alternative source of funds. In general the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed. The Bank monitors its liquidity on a regular basis. Excess liquidity is invested in overnight federal funds sold and other short-term investments. The Bank has unused credit lines of $5.0 million with its correspondent bank, Atlantic Central Bankers Bank, which is separate from the Company’s credit facility mentioned above.

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation No. 48 revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Bank has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

Staff Accounting Bulletin No. 108 (“SAB 108”) provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management is currently evaluating the impact of SFAS No. 155 on the Company’s consolidated financial statements.

Item 3. Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operations Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of September 30, 2006 and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on July 6, 2006. The matters considered and voted on at the annual meeting and the vote of the stockholders were as follows:

Proposal No. 1

The election of directors, each for a three-year term.

	For	Withheld

Harold L. Kahn	1,469,350	11,450
Dr. David N. Mesches	1,470,100	10,700
Michael P. Ostrow	1,469,850	10,950
Albert J. Pagano	1,471,350	9,450
Peter J. Savago	1,458,600	22,200

Proposal No. 2

The approval of a proposal to adopt a holding company structure with the result that the Bank will become a wholly owned subsidiary of the Company as provided in the Agreement and Plan of Share Exchange.

	For	Against	Abstain

Number of Votes	1,278,857	8,40	15,755

Percentage of 1,719,177 shares	74.39%	0.49%	0.92%

Proposal No. 3

The approval of a proposal to amend the Company’s Articles of Incorporation to eliminate cumulative voting for directors.

	For	Against	Abstain

Number of Votes	1,229,953	57,253	15,806

Percentage of 1,719,177 shares	71.54%	3.33%	0.92%

Proposal No. 4

The ratification of the appointment of Crowe Chizek and Company LLC as auditors for the Bank for the year ending December 31, 2006.

	For	Against	Abstain

Number of Votes	1,472,000	0	8,800

Percentage of shares voted	99.41%	0%	0.59%

Item 5. Other Information

None

Item 6. Exhibits

Reference to Previous Filing
Exhibit Number	Document	If Applicable

3.1	Articles of Incorporation

3.2	Amended Bylaws

4	Form of Stock Certificate	*

10.1	Employment Agreement dated September 23, 2004 Between the Bank and Anthony P. Costa.	*

10.2	Employment Agreement dated September 23, 2004 Between the Bank and Philip Guarnieri	*

10.3	Employment Agreement dated October 20, 2005 Between the Bank and Arthur Budich	*

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the OCC as an exhibit to the Bank’s Registration Statement on Form S-4 filed on April 6, 2004. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of November 13, 2006.

Empire State Bank, National Association

Date: November 14, 2006	By:	/s/ Anthony P. Costa
Anthony P. Costa, Chairman, Chief Executive Officer

Date: November 14, 2006	By:	/s/ Arthur W. Budich
Arthur W. Budich, Chief Financial Officer