Form 10KSB
period 2006-12-31
ES Bancshares, Inc.
filed 2007-03-29
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X]                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

ES BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-4663714
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

68 North Plank Road, Newburgh, New York 12550
(Address of principal executive offices)

1 (866) 646-0003
Issuer’s telephone number, including area code:

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.01 per share
(Title of Class)

Warrants to purchase common stock, par value $0.01 per share
(Title of Class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     YES ☒       NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    YES ☒       NO ☐

The Registrant’s revenues for the fiscal year ended December 31, 2006 were $5.1 million.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐       NO ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on March 23, 2007, was approximately $10.9 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2006.

ES BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB
DECEMBER 31, 2006

PART I

Item 1.    Business

General

Empire State Bank, N.A. (the “Bank”) was organized under federal law as a national bank to primarily service the communities in and around Orange County and Ulster County, New York. Upon receipt of final approval from Office of the Comptroller of the Currency (“OCC”), the primary regulator of national banks, and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank commenced operations on June 28, 2005.

The Board of Directors entered into an Agreement and Plan of Share Exchange (the “Plan”) on March 21, 2006, as amended and restated as of May 16, 2006, under which we reorganized into a one-bank holding company structure (the “Reorganization”). In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the “Company”), a Maryland corporation, to serve as the Bank’s holding company and the Bank became a wholly owned subsidiary of the Company and former shares of Bank Common Stock represent the same number of shares of Company Common Stock.

The Company filed a Registration Statement on Form S-4 that the Securities and Exchange Commission (the “SEC”) declared effective on May 25, 2006. The Bank’s shareholders approved the Reorganization at our Annual Meeting of Shareholders on July 6, 2006. The Reorganization was completed on August 15, 2006.

As a community-oriented full service commercial bank, we offer a variety of financial services to meet the needs of communities in our market area. We attract deposits from the general public and expect to use such deposits to originate commercial, multi-family, commercial real estate, one- to four-family, home equity and to a lesser extent, construction, land, and consumer installment loans. We also invest in mortgage-backed and other securities permissible for a national bank.

The executive offices (corporate headquarters) and our lending center located at 68 North Plank Road, Newburgh, New York 12550, and our telephone number at that address is (845) 561-0003.

Market Area

We conduct our banking operations through our main office located at 68 North Plank Road, Newburgh, New York and one full-service banking office located in New Paltz, New York. We also operate two loan production offices, one in the New York City borough of Staten Island, New York, and one in the village of Lynbrook in Nassau County, New York. Our primary market area for deposits includes the Town of Newburgh and the Village of New Paltz in addition to the communities surrounding those offices. Our primary market area for our lending activities consists of communities within Orange County, Ulster County, Dutchess County, Nassau County, the five boroughs of New York City and portions of Rockland, Putnam and Westchester Counties, New York.

Newburgh is located in Orange County, New York approximately 60 miles north of New York City and 60 miles south of Albany, New York. New Paltz is located in Ulster County, New York approximately 20 miles north of our Newburgh location. The Newburgh-New Paltz area consists of many small towns that are experiencing economic growth and social transformation. Significant numbers of people seeking affordable housing are relocating to the area, most notably from the New York City metropolitan area.

Competition

We face substantial competition for both deposits and loans. Most of our competitors have been in business for a number of years and therefore, have an established client base. Our principal competitors for deposits are other commercial banks, savings and loan associations, savings banks and credit unions, as well as money market mutual funds, insurance companies, brokerage firms, many which are substantially larger than us. Our competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, mortgage brokers, finance companies and other institutional lenders.

Lending Activities

General. We offer a variety of loan products, including commercial real estate, commercial business loans, construction or development loans, home equity loans and lines of credit, multi-family real estate loans, mortgage loans secured by one- to four-family residences, and to a lesser extent consumer loans. Generally, we engage in secondary market sales of our fixed-rate and adjustable rate residential mortgage originations.

The Board believes that by emphasizing loans other than residential loans, our loan portfolio may carry a more favorable yield and/or a shorter term to repricing than the portfolios of institutions that emphasize residential lending. However, non-residential loans are generally believed to carry a higher level of credit risk than residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollars and percentages by type of loan including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred costs.

	At December 31, 2006		At December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held-for-sale:
One-to four-family	$215	0.3%	$679	2.0%

Real estate loans:
One-to four-family	1,591	2.6	957	2.8
Commercial	30,341	49.4	20,872	61.6
Multi-family	3,219	5.2	1,034	3.1
Construction or development	9,128	14.9	1,679	5.0
Home equity (1)	5,383	8.8	3,360	9.9
Total real estate loans	49,662	80.9	27,902	82.4

Other loans:
Commercial business (1)	10,903	17.7	5,071	15.0
Consumer	663	1.1	217	0.6
Total other loans	11,566	18.8	5,288	15.6

Total loans	61,443	100.0%	33,869	100.0%

Less:
Deferred loan costs (fees) net	344		241
Allowance for loan losses	(581)		(106)

Total loans receivable, net	$61,206		$34,004

(1) Includes lines of credit.

Loan Maturity Schedule. The following table shows the remaining contractual maturity of our loans at December 31, 2006. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One-to-
	Four-	Multi-
	Family &	Family &
	Home	Commercial		Construction
	Equity	Real	Commercial	or
	Loans	Estate	Business	Development	Consumer	Total
Amounts (in thousands) due in:
One year or less	$50	$900	$4,644	$5,592	$174	$11,360
After one year through five years	280	1,862	2,088	3,276	314	7,820
After five years	6,859	30,798	4,171	260	175	42,263
Total due	$7,189	$33,560	$10,903	$9,128	$663	$61,443

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2006 that are contractually due after one year.

	Due After One Year
	Fixed	Adjustable	Total
	(In thousands)
One- to Four-Family & Home Equity Loans	$1,745	$5,394	$7,139
Multi-family & Commercial Real Estate	7,488	25,172	32,660
Commercial Business	3,992	2,267	6,259
Construction or Development	260	3,276	3,536
Consumer	14	475	489

Total loans	$13,499	$36,584	$50,083

The total amount of loans due after December 31, 2007 which have predetermined interest rates is $13.5 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $36.6 million.

We are subject to limits on the amount we may lend to one borrower. At December 31, 2006, our regulatory limit on loans to one borrower was approximately $2.8 million. At that date, our largest credit facility to one borrower was $1.5 million. This is comprised of an unsecured line of credit in the committed amount of $750,000, along with our participation interest of $783,000 of a $2.7 million commercial real estate mortgage loan on a 43,200 square foot office and storage facility in Danbury, Connecticut. This loan is current in its terms.

Our lending is subject to our written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by independent appraisers. The loan applications are designed primarily to determine the borrower’s ability to repay, and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

Under our lending policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to a loan officer for approval. In addition, the loan officer verifies that the application meets our underwriting guidelines described below. Also, each application file is reviewed to assure its accuracy and completeness. Our quality control process includes reviews by an independent third party of underwriting decisions, appraisals and documentation.

Generally, we require title insurance or abstracts on mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance to protect the property securing its interest when the property is located in a flood plain.

Commercial Real Estate and Multi-family Lending. Loans secured by commercial real estate and multi-family real estate totaled approximately $33.6 million or 54.6% of the total loan portfolio at December 31, 2006. Office buildings, mixed-use properties, strip shopping centers and other income producing properties located in our market area secure commercial real estate loans. Multi-family real estate loans are generally secured by rental properties (including walk-up apartments). Management anticipates that most of our commercial real estate or multi-family loans over the next several years will have balances of $1.0 million or less.

Commercial real estate and multi-family loans generally carry a maximum term of 25 years and have adjustable rates based on a specific index plus a margin. These loans are generally originated in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property, with a projected debt service coverage ratio of at least 120%. An independent appraiser designated by us at the time the loan is made performs appraisals on properties securing commercial real estate and multi-family loans. Our management reviews all appraisals on multi-family or commercial real estate loans. In addition, our underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. Where feasible, we seek to obtain personal guarantees on these loans. For loans in excess of $250,000, an environmental study may be performed.

Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. There can be no assurance that we will not experience credit problems as a result of our investment in commercial real estate and multi-family loans.

Set forth below is information regarding the types of commercial real estate and multi-family loans in our loan portfolio at December 31, 2006 and 2005.

	At December 31,
	2006		2005
	(Dollars in thousands)
Commercial and Multi-Family Mortgage Types	Number of Loans	Balances	Number of Loans	Balances

Apartments	14	$6,057	8	$4,887
Offices	7	3,138	4	1,355
Warehouses	6	4,377	4	3,194
Restaurants	7	5,364	4	2,513
Land	1	420	2	603
Mixed use	18	7,765	12	5,533
Other	13	6,439	11	3,821
Total	66	$33,560	45	$21,906

Commercial Business Lending. We offer loans and lines of credit to local businesses for working capital, machinery and equipment purchases, expansion and other business purposes. The terms of these loans generally do not exceed seven years while commercial lines of credit are generally reviewed annually. The interest rates on such loans are generally variable and indexed to the highest prime rate published in The Wall Street Journal plus or minus a margin or in some cases, fixed. At December 31, 2006 we had $10.9 million of commercial business loans outstanding, representing 17.7% of the total loan portfolio and an additional $5.8 million of funds committed, but undrawn, under commercial lines of credit.

Our commercial business lending policy includes credit file documentation, analysis of the borrower’s capacity to repay the loan, a review of the adequacy of the borrower’s capital and collateral, and an evaluation of conditions affecting the borrower. Analysis of the borrower’s, present and future cash flows is also an important aspect of our current credit analysis.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Set forth below is information regarding the types of commercial business loans in our loan portfolio at December 31, 2006 and 2005.

	At December 31,
	2006		2005
	(Dollars in thousands)
	Number of		Number of
Commercial Business Loans	Loans	Balances	Loans	Balances

Builder lines of credit	17	$4,701	11	$2,202
Working capital	21	1,675	8	396
Real estate acquisition & Investment	10	1,646	5	1,039
Business acquisition	6	603	3	350
Equipment purchase	6	367	4	335
Attorney lines of credit	2	1,408	—	—
Other	5	503	10	749
Total	67	$10,903	41	$5,071

One- to Four-Family and Home Equity Residential Real Estate Lending. At December 31, 2006, we had $7.2 million, or 11.7% of our total loan portfolio, in loans secured by one- to four-family residential properties (including $215,000 of loans held for sale, $4.1 million in advances under home equity lines of credit, and $1.3 million in home equity loans). We offer both fixed rate and adjustable rate one-to four-family residential first mortgage loans. Our fixed-rate one- to four-family loans are underwritten in accordance with Fannie Mae and Freddie Mac guidelines and are generally sold in the secondary market, servicing released, in order to minimize interest rate risk exposure. The interest rates on such loans are generally based on competitive factors. Adjustable rate one- to four-family loans are based on a specific index plus a margin and may be retained for portfolio purposes.

In underwriting one- to four-family residential real estate loans, we evaluate the borrower’s ability to make principal, interest and escrow payments, as well as the value of the property that will secure the loan and debt-to-income ratios. We currently originate residential mortgage loans for our own portfolio with loan-to-value ratios of up to 80% for owner-occupied homes (97% with private mortgage insurance to reduce our exposure to 80% or less) and up to 70% for non-owner occupied homes. Originated residential mortgage loans that are immediately sold to the secondary market can have loan-to-value ratios of up to 103% for owner-occupied homes and up to 100% for non-owner occupied homes.

We also originate home equity lines of credit and home equity loans secured by a lien on the borrower’s residence. Our home equity lines and loans are generally limited to $200,000. We use the same underwriting standards for home equity lines and loans as we use for one- to four-family residential first mortgage loans for our own portfolio. The interest rates for home equity lines of credit float at a stated margin below the highest prime rate published in The Wall Street Journal and may not exceed 18.0% over the life of the loan. We currently offer home equity lines for terms of up to 30 years with interest only paid for the first ten years of the loan term. At December 31 2006, we had $4.1 million of outstanding advances under home equity lines and an additional $4.1 million of funds committed, but undrawn, under home equity lines of credit. Home equity loans are made at fixed interest rates and are offered at terms up to 15 years. At December 31, 2006, our home equity loans totaled $1.3 million.

We also originate loans secured by co-ops and condominiums located in our market area. Condominium and co-op loans are made on substantially the same terms as one- to four-family loans. At December 31, 2006, we had no condominium or co-op loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Construction and Land Lending. We originate construction loans to individuals and builders for the construction of residential real estate and commercial real estate properties. At December 31, 2006, our construction loan portfolio totaled $5.8 million, or 9.5% of the total loan portfolio and an additional $401,000 of funds committed but undrawn. At December 31, 2006 $3.6 million of our construction loans were for residential real estate purposes. We also originate a limited number of land loans primarily for the purpose of developing residential subdivisions. At December 31, 2006, our land loan portfolio totaled $3.3 million, or 5.4% of the total loan portfolio. At December 31, 2006, $1.4 million of our land loans were made for the purpose of developing residential lots.

Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically runs up to one year. These construction loans have rates and terms comparable to one- to four-family loans then offered by us, except during the construction phase where the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2006, there were $832,000 of construction loans outstanding to persons intending to occupy the premises upon the completion of the construction.

Construction loans to builders of one- to four-family residences generally carry terms of up to two years and require the payment of interest only for the loan term. The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 80%. When practical, we seek to obtain personal guarantees on such loans. We generally limit loans to builders for the construction of homes on speculation for sale to two homes per builder. At December 31, 2006, we had $2.7 million of construction loans outstanding to builders of one- to four-family residences.

We will also originate commercial real estate construction loans to experienced local developers. We will make these loans only when there is a written take-out commitment from an acceptable financial institution or government agency, or when we have made an internal commitment for permanent financing evidenced by a written document in the credit file. The maximum loan-to-value ratio on loans to builders for the construction of commercial real estate is 80%. At December 31, 2006, we had $2.3 million of construction loans outstanding to builders of commercial real estate properties.

Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. We review the progress of the construction of the dwelling before disbursements are made.

We also make loans to builders and developers for the development of one- to four-family lots in our market area. All of our land loans have been originated with adjustable rates of interest tied to the prime rate of interest and have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 50% on raw land and up to 75% on developed building lots based upon an independent appraisal. When feasible, we obtain personal guarantees for our land loans.

Construction and land loans are obtained principally through referrals from the Bank and management’s contacts in the business community as well as existing and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

Construction and land lending generally affords us an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction and land loans are generally made with adjustable rates of interest or for relatively short terms. Nevertheless, construction and land lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions on development properties and on real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on construction and land loans is dependent largely upon the accuracy of the initial estimate of the individual property’s value upon completion and the estimated cost (including interest) of construction. If the cost estimate proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the property.

Consumer Lending. We originate a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 2006, consumer loans totaled $663,000, or 1.1% of total loans outstanding.

Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower. Our consumer loans are made at fixed or variable interest rates, with terms of up to 5 years.

The underwriting standards employed by us for consumer loans include a determination of the applicant’s payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount, which can be recovered on such loans.

Originations, Purchases and Sales of Loans

Loan applications are taken at each of our offices as well as through mortgage originators. Applications are processed and approved at our Loan Center, which is located in the corporate headquarters. We also employ commissioned loan originators and utilize mortgage brokers to assist in the process of obtaining loans. Total loan originations amounted to $56.8 million for the year ended December 31, 2006.

While we originate a variety of business and personal loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. The local economy and the interest rate environment affect demand.

In order to reduce our vulnerability to changes in interest rates, we generally sell in the secondary market our fixed-rate residential mortgage originations in addition to certain current year originations of adjustable-rate loans. Residential mortgage sales amounted to $13.3 million for the year ended December 31, 2006.

The following table sets forth our loan originations, sales, repayments and other portfolio activity for the periods indicated.
	Fiscal Years Ended December 31,
	2006	2005
	(In thousands)
Beginning unpaid principal balance	$33,869	$5,889

Loans Originated:
Real estate loans
One-to four-family	13,364	21,910
Commercial real estate	14,161	20,417
Construction	5,288	2,009
Land	3,291	—
Home equity line of credit	4,297	4,812
Commercial line of credit	8,451	3,928
Commercial business loans	5,549	1,819
Consumer loans	2,371	835
Total loans originated	56,772	55,730
Loans Sold:
One-to four-family real estate loans	(13,253)	(21,290)
Participated to others	(579)	—
Principal repayments and paydowns:
Repayments	(5,948)	(1,114)
Paydowns	(9,418)	(5,346)
Total principal repayments	(15,366)	(6,460)

Charge-offs	—	—
Transfer to real estate owned	—	—
Unpaid principal balance at end of period	61,443	33,869

Less:
Allowance for loan leases	(581)	(106)
Net deferred loan costs	344	241
Net loans at end of period	$61,206	$34,004

Asset Quality

Delinquency Procedures. When a borrower fails to make a required payment on a loan, we attempt to cure the delinquency by contacting the borrower. Late notices will be sent when a payment is more than 16 days past due and a late charge will generally be assessed at that time. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the loan is contractually delinquent 60 days, we will send a 30-day demand letter to the borrower and, after the loan is contractually delinquent 91 days, institute appropriate action to foreclose on the property. If foreclosed, the property will be sold at auction and may be purchased by us. Delinquent consumer loans are generally handled in a similar manner. Our procedures for repossession and sale of consumer collateral are subject to various requirements under New York consumer protection laws.

Real estate that we may acquire as a result of foreclosure or by deed in lieu of foreclosure will be classified as real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it will be recorded at estimated fair value less the estimated cost of disposition, with the resulting write-down charged to the allowance for loan losses. After acquisition, all costs incurred in maintaining the property will be expensed. Costs relating to the development and improvement of the property, however, will be capitalized.

We had no loans delinquent 60 days or more as of December 31, 2006.

Classification of Assets. OCC regulations require that we classify our own assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations, OCC examiners have the authority to identify problem assets, and if appropriate, require that they be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require us to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as loss, we must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. If a Bank does not agree with an examiner’s classification of an asset, it may appeal this determination to the District Deputy Comptroller of the OCC.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2006, we had classified the following assets:

	One- to Four-Family	Multi-Family	Commercial Real Estate	Land	Consumer	Commercial Business	Total
	(In thousands)

Sub-Standard	$—	$—	$619	$—	$—	$50	$669
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$—	$—	$619	$—	$—	$50	$669

Our classified assets consist of (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are believed to be consistent with those of the OCC.

Non-Performing Assets. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. As of the end of the last two fiscal years, we had no non-accruals or troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) or any foreclosed assets acquired in settlement of loans.

At December 31, 2006, there were no other loans or other assets, that are not discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in our loan portfolio and charged to operations. The allowance is established as an amount that management believes will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or “pool” basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data.

Management’s evaluation of the adequacy of the allowance, which is subject to periodic review by the OCC, takes into consideration such factors as the historical loan loss experience, peer group ratios, known and inherent risks in the portfolio, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, estimated value of underlying collateral, and current economic conditions that may affect borrowers’ ability to pay. Due to our brief period of operations, peer group information is the primary determinant. Other factors as discussed above will become more prominent in the methodology as we develop a history of experience. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the estimates made in making the final determination.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Fiscal Years Ended December 31,
	2006	2005
	(In thousands)

Balance at beginning of year	$106	$32
Provision for losses	476	74
Charge-offs	(1)	—
Recoveries	—	—
Balance at end of year	$581	$106

Balance as a percentage of total loans	0.95%	0.31%
Ratio of net charge-offs to average total loans	—%	—%

The following table sets forth the breakdown of the allowance for loan losses by loan category at December 31, 2006 and December 31, 2005, excluding $215,000 and $679,000, respectively, of one- to four-family loans held for sale. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2006			2005
	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans
	(Dollars in thousands)

Allowance allocated to:
Residential and commercial mortgages	$360	$35,151	57.4%	$61	$22,863	68.9%
Commercial business loans	115	10,903	17.8	30	5,071	15.3
Home equity line of credit loans	26	5,383	8.8	9	3,360	10.1
Other loans	7	9,791	16.0	6	1,896	5.7
Unallocated	73	—	—	—	—	—
Total allowance	$581	$61,228	100.0%	$106	$33,190	100.0%

Environmental Issues

We encounter certain environmental risks in our lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks may also exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. To control our environmental risk, if we determine that the investigation of property securing a commercial mortgage loan is warranted, it will require an environmental assessment by a Company approved engineer as part of the underwriting review.

We believe our procedures regarding the assessment of environmental risk are adequate. As of December 31, 2006, we were unaware of any environmental issues with respect to any of our mortgage loans that would subject it to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in our portfolio.

Investment Activities

General. Our investment policy is to invest funds among categories of investments and maturities based upon our asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.

Upon our commencement of operations, we utilized investment securities and other securities to increase our interest earning assets. However, as our lending activities accelerated, we reduced the percentage of our assets consisting of securities. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into three categories: trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are classified as available for sale. Available for sale securities are reported at fair value with unrealized gains and losses included in a separate component of stockholders’ equity. At December 31, 2006, we had $9.4 million or 100% of our securities classified as available for sale. There were no securities classified as trading or held to maturity. There were no investment securities of a single issuer, which exceeded 10% of our stockholders’ equity, other than U.S. Government or federal agency obligations.

We invest in mortgage-backed securities in order to supplement loan production and achieve our asset/liability management goals. Substantially all of the mortgage-backed securities we own are issued, insured or guaranteed either directly or indirectly by a federal agency. At December 31, 2006, the amortized cost of mortgage-backed securities, all of which are classified available for sale, totaled more than $4.1 million, and the market value of all mortgage-backed securities totaled nearly $4.1 million. Additionally, at December 31, 2006, the mortgage-backed securities portfolio includes a U.S. Government Agency collateralized mortgage obligation (“CMO”), with an amortized cost of $734,000 and a market value of $745,000 at December 31, 2006. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. At December 31, 2006, all of our mortgage-backed securities, excluding the CMO, have an original fixed-rate term for three years and then convert to a one-year adjustable rate security in year four.

The fair value of our mortgage-backed securities would decline significantly in the event of an increase in interest rates. In addition, a decrease in interest rates could result in an increase in prepayments leading to reinvestment at a lower yield. Similarly, a decline in interest rates would result in the downward adjustment of the rates earned on our adjustable-rate, mortgage-backed securities portfolio resulting in lower yields and interest income in future periods.

For additional information regarding our mortgage-backed securities portfolio, see Note 2 of the Notes to Financial Statements.

In addition to mortgage-backed securities, we also invest in high-quality securities (primarily U.S. government and agency obligations) with various maturities. At December 31, 2006, we had $5.4 million in U.S. government agency securities classified as available for sale. See Note 2 of the Notes to Financial Statements for additional information regarding our securities portfolio.

All national banks are required to be members of the Federal Reserve System and to purchase stock in the Federal Reserve Bank within the Federal Reserve district in which the national bank is located. In accordance with this requirement, at December 31, 2006, we owned 6,703 shares totaling $335,000 in common stock of the Federal Reserve Bank of New York.

The following table sets forth the amortized cost and fair value of our securities, by accounting classification category and by type of security, at the dates indicated.
	At December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Investment securities available for sale:
U.S. Government agencies	$5,396	$5,383	$1,225	$1,225
Mortgage-backed securities	4,146	4,060	5,277	5,155
Subtotal	9,542	9,443	6,502	6,380
FRB stock	335	335	378	378
Total investment securities and FRB stock	$9,877	$9,778	$6,880	$6,758

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yield and stated maturity of our securities at the dates indicated. The entire amortized cost and fair value of such securities are reflected in the maturity period that includes the final security payment date. Accordingly, no effects are given to periodic repayments or possible prepayments.

	Available for Sale
	At December 31,
	2006			2005
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. Government Agencies:
Due less than one year	$1,000	$1,000	4.75%	$1,225	$1,225	4.65%
One year to less than three years	1,997	1,993	5.28	—	—	—
Three years to less than five years	700	700	6.15	—	—	—
Five years to ten years	1,200	1,196	6.00	—	—	—
More than ten years	499	494	6.03	—	—	—
Total	5,396	5,383	5.52%	1,225	1,225	4.65%

Mortgage-backed securities:
Due less than one year	$—	$—	—%	$—	$—	—%
Due After 10 years	4,146	4,060	3.95	5,277	5,155	3.89
Total	4,146	4,060	3.95%	5,277	5,155	3.89%

Total investment securities	$9,542	$9,443	4.84%	$6,502	$6,380	4.03%

Sources of Funds

General. Our primary sources of funds are deposits. We also derive funds from payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities and other funds provided from operations.

Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. We rely primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives.

Throughout 2006, in order to fund our growing loan portfolio, we increased our level of money market account deposits significantly by offering a competitive rate rather than relying predominantly on relatively high-cost savings certificates. Whereas savings certificate deposits can be used to more closely align the terms and maturities of commercial mortgage loans, we believe non-certificate deposits have a lower cost over time, and enable us to advertise to, attract, and acquire more new customers with needs for multiple services.

The following table sets forth the distribution of our deposit accounts and the related weighted average rates at the dates indicated.

	At December 31,
	2006			2005
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Demand deposit accounts	$8,156	10.0%	—%	$10,073	23.2%	—%
NOW accounts	1,403	1.7	0.30	507	1.2	0.30
Money market accounts	48,032	59.0	4.99	12,882	29.7	3.52
Regular savings accounts	4,601	5.6	3.16	8,804	13.4	3.03
Savings certificate accounts	19,283	23.7	5.07	14,111	32.5	4.20
Total	$81,475	100.0%	4.33%	$43,377	100.0%	2.82%

The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of savings certificate accounts outstanding at December 31, 2005 and December 31, 2006.

	Period to Maturity
	At December 31, 2005
	Less than	One to	More than		Percent
	One Year	Three Years	Three Years	Total	of Total
	(Dollars in Thousands)

2.00% and below	$26	$—	$—	$26	0.2%
2.01% to 3.00%	1,779	5	—	1,784	12.6
3.01% and above	3,677	6,433	2,191	12,301	87.2
Total	$5,482	$6,438	$2,191	$14,111	100.0%

	At December 31, 2006

3.00% and below	$5	$—	$—	$5	0.1%
3.01% to 4.00%	663	1,534	5	2,202	11.4
4.01% to 5.00%	3,550	2,371	255	6,176	32.0
5.01% and above	5,866	3,081	1,953	10,900	56.5
Total	$10,084	$6,986	$2,213	$19,283	100.0%

The following table sets forth the maturity distribution and related weighted average interest rates for savings certificate accounts with balances less than $100,000, accounts of $100,000 or more, and total savings certificates at December 31, 2006.

	At December 31, 2006
	Less than $100,000		$100,000 or more		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Within three months	$1,973	5.37%	$1,071	5.43%	$3,044	5.39%
After three but within six months	1,649	5.34	407	4.88	2,056	5.25
After six but within 12 months	4,264	5.16	720	4.68	4,984	5.09
Total within one year	7,886	5.25	2,198	5.08	10,084	5.22

After one but within two years	4,773	4.82	1,123	4.39	5,896	4.74
After two but within three years	1,090	5.04	—	—	1,090	5.04
After three but within five years	1,213	5.04	1,000	5	2,213	5.19
Total	$14,962	5.08%	$4,321	4.97%	$19,283	5.06%

Borrowings. At December 31, 2006 the Company had $53,000 outstanding against its committed $200,000 credit facility with our correspondent bank, Atlantic Central Bankers Bank. There were no borrowings at December 31, 2005. Separately, we have additional unused credit lines of $5.0 million, also with our correspondent bank, Atlantic Central Bankers Bank.

Employees

At December 31, 2006, we had a total of 28 full-time and 5 part-time employees. None of our employees are represented by any collective bargaining agreement. Management considers our employee relations to be good.

Regulation

General. The Bank is a national bank subject to regulation, examination, and supervision by the OCC, as the primary regulator, and by the FDIC, as the deposit insurer. As part of this supervision, we are required to file periodic reports with the OCC concerning our activities and financial condition. We must also obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or sale of branch offices. The Bank is subject to a semi-annual assessment, based upon total assets, which is used to fund the operations of the OCC.

Insurance of Accounts and Regulation by the FDIC. Our deposits are insured by the FDIC. The FDIC insures deposits up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. As insurer, the FDIC imposes deposit insurance assessments and is authorized to conduct examinations of, and to require reporting by, FDIC-

insured institutions. The FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance funds. The FDIC also has the authority to initiate enforcement actions against banks, after giving the OCC an opportunity to take such action, and may terminate our deposit insurance if it determines that we has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits. Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund.

Loans to One Borrower. Federal law and regulation limit the amount that the Bank may lend to any one borrower to 15% of the Bank’s capital and surplus plus an additional 10% of the Bank’s capital and surplus if such additional amount is fully secured by readily marketable collateral. At December 31, 2006, the Bank’s regulatory limit on loans to one borrower was $2.8 million. At that date, we were in compliance with our legal lending limit.

Regulatory Capital Requirements. Federally insured banks are required to maintain minimum levels of regulatory capital. Capital adequacy is measured within the guidelines defined as either Tier 1 or Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of certain debt instruments and a portion of loan loss reserves. There are two measures of capital adequacy for banks, the Tier 1 leverage ratio and the risk-based requirements. A bank must maintain a minimum Tier 1 leverage ratio of 4 percent of total assets. In addition, Tier 1 capital must equal 4 percent of risk-weighted assets and total Tier 1 and Tier 2 capital must equal 8 percent of risk-weighted assets. A bank’s total “risk based assets” is determined by assigning our assets and off-balance sheet items to one of four risk categories based upon our relative credit risks. The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements.

Federal banking agencies, under certain circumstances, are required to take prompt corrective action against banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an “undercapitalized institution” (generally defined to be one with less than either a 4 percent Tier 1 leverage ratio, a 4 percent Tier 1 risk-based capital ratio or an 8 percent total Tier 1 and Tier 2 risk-based capital ratio). Any such bank may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

To be considered “adequately capitalized,” a bank must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of a least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of a least 8 percent. To be categorized as “well capitalized,” a bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. At December 31, 2006, we met the definition of “well capitalized” under the regulatory framework for prompt corrective action.

Community Reinvestment Act and Fair Lending. Under the federal Community Reinvestment Act (“CRA”), we have a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of our entire community, including low and moderate, income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to our particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank to assess our record of meeting the credit needs of our community and to take such record into account in our evaluation of certain applications, such as a merger or the establishment of a branch. The OCC may use an unsatisfactory rating as the basis for the denial of an application. We must also comply with the Federal Equal Credit Opportunity Act and the New York Executive Law, which prohibits creditors from discrimination in their lending practices on basis specified in these statutes.

Transactions with Affiliates and Insiders. Federal regulations govern transactions between the Bank and its affiliates. In general, an affiliate is any company that controls, is controlled by, or under common control, with the Bank. Federal law limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of our capital stock and surplus, and contains an aggregate limit of 20% of our capital stock and surplus. Covered transactions include loans, asset purchases, the issuance of guarantees and similar transactions. Our loans to insiders are required to be made on terms that are as favorable to us as transactions with non-insiders and approved in advance by a majority of our disinterested directors.

Payment of Dividends. The OCC regulates the amount of dividends and other capital distributions that we may pay to our shareholders. All dividends must be paid out of undivided profits and cannot be paid out from capital. In general, if all OCC capital requirements are satisfied both before and after a dividend payment, a dividend may be paid, in any year, equal to the current year’s net income plus retained net income for the preceding two years that is still available for dividend. A dividend may not be declared if the Bank is considered “undercapitalized” under OCC regulations.

Federal Securities Law. The stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, reporting, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act as administered and enforced by the OCC.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time accounts. Since these reserves are maintained as vault cash or other non-interest bearing accounts, they have the effect of reducing a bank’s earnings. At December 31, 2006, we were in compliance with these reserve requirements.

USA PATRIOT Act. The USA PATRIOT Act was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money-laundering activities in whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Item 2.    Properties

The following table sets forth information concerning our properties at December 31, 2006. Our premises had an aggregate net book value of approximately $436,000 at that date.

Location	Year Acquired/Leased	Owned or Leased	Net Book Value at December 31, 2006
(Dollars in thousands)
Corporate Headquarters And Main Office:

68 North Plank Road Newburgh, New York 12550	2004	Leased	$ 337

Branch Office:

257 Main Street New Paltz, New York 12561	2004	Leased	$ 99

Lending Offices:

4459 Amboy Road, Suite 2 Staten Island, New York 10312	2004	Leased	—

44 Atlantic Avenue Lynbrook, New York 11563	2006	Leased	—

Item 3.    Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of ES Bancshares, Inc., is traded on the OTC BB market under the symbol ESBS. At December 31, 2006, the common stock was held by approximately 700 shareholders of record. The following table shows the range of high and low market prices for our stock for the quarters indicated. There were no dividends declared or paid in any quarter. The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2006	High	Low	Cash Dividends Declared

Fourth quarter	$9.75	$8.00	$—
Third quarter	9.75	8.75	—
Second quarter	9.90	8.55	—
First quarter	10.50	7.95	—

Year ended December 31, 2005	High	Low	Cash Dividends Declared

Fourth quarter	$10.50	$9.50	$—
Third quarter	9.90	9.25	—
Second quarter	10.25	9.05	—
First quarter	10.50	9.80	—

Item 6.    Management’s Discussion and Analysis and Results of Operations

General

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds. Results of operations are also affected by non-interest income and expense, and the provision for loan losses. Non-interest income consists primarily of service charges, gains on sale of loans, and other fees. Non-interest expense consists primarily of employee compensation and benefits, occupancy expenses, data processing fees, and other operating expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years ended December 31, 2006 and 2005, respectively. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets. No tax-equivalent adjustments were made. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Year Ended December 31,			Year Ended December 31,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Loans receivable (1)	$50,156	$3,575	7.13%	$19,670	$1,253	6.37%
Fed funds sold	9,710	484	4.99%	10,386	327	3.15%
Certificates of deposit	3,156	165	5.22%	703	29	4.13%
FRB stock	362	22	6.00%	408	24	5.88%
Securities available for sale (2)	8,899	406	4.56%	7,817	277	3.54%
Total interest-earning assets	72,283	4,652	6.44%	38,984	1,910	4.90%
Allowance for loan losses	(240)			(64)
Non-interest-earning assets	3,902			3,349
Total assets	$75,945			$42,269

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$912	3	0.30%	$829	2	0.24%
Money market accounts	33,196	1,578	4.75%	12,877	338	2.62%
Regular savings accounts (3)	3,829	110	2.89%	2,914	64	2.20%
Certificates of deposit	17,177	816	4.75%	6,068	226	3.72%
Total interest-bearing deposits	55,114	2,507	4.55%	22,688	630	2.78%
Borrowings	19	1	8.25%	—	—	—
Total interest-bearing liabilities	55,133	2,508	4.55%	22,688	630	2.78%
Non-interest-bearing liabilities	9,228			6,637
Total liabilities	64,361			29,325
Stockholders’ equity	11,584			12,944
Total liabilities and stockholders’ equity	75,945			42,269
Net interest income		$2,144			$1,280
Average interest rate spread (4)			1.89%			2.12%
Net interest margin (5)			2.97%			3.28%
Net interest-earning assets (6)	$17,150			$16,296
Ratio of average interest-earning assets to average interest-bearing liabilities			131.11%			171.83%

(1)	Balances are net of deferred loan costs and include loans held for sale.
(2)	Average balances represent amortized cost.
(3)	Includes mortgage escrow accounts
(4)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,
	2006 vs. 2005
	Increase (Decrease) Due to		Net
	Rate	Volume
	(In thousands)
Interest-earning assets:
Loans receivable	$265	$2,057	$2,322
Fed funds sold	184	(27)	157
Certificates of deposit	22	114	136
FRB stock	—	(2)	(2)
Securities available for sale	86	43	129

Total interest-earning assets	557	2,185	2,742

Interest-bearing liabilities:
NOW accounts	1	—	1
Money market accounts	496	744	1,240
Regular savings accounts	23	23	46
Certificates of deposit	120	470	590

Total interest-bearing deposits	640	1,237	1,877

Borrowings	—	1	1

Total interest-bearing liabilities	640	1,238	1,878

Net change in interest income	(83)	947	864

Forward-Looking Statements

This Report on Form 10-KSB includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of we. All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding our business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements. When used in this Report, the words “anticipate”, “believe”, “estimate”, “project”, “predict”, “expect”, “intend” or words or phrases of similar import, as they relate to the Company or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including risks and uncertainties including changes in economic conditions in our market area, changes in local real estate values, changes in regulatory policies, fluctuations in interest rates, local loan demand levels, competition, our ability to control expenses and other factors. We do not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets. Total assets as of December 31, 2006 were $93.0 million, an increase of $36.9 million, or 65.8%, from total assets of $56.1 million at December 31, 2005.

Total securities. Total securities increased by $3.0 million, or 46.9%, to $9.4 million at December 31, 2006 from $6.4 million at December 31, 2005. Investments were made primarily in federal agency securities with funds provided from the increase in the Bank’s deposits.

Loans receivable, net. Total loans receivable, net, which include real estate mortgage loans held for sale, as of December 31, 2006 were $61.2 million, an increase of $27.2 million from $34.0 million at December 31, 2005. The increase in loans receivable, net, was primarily attributable to the Bank’s ability to attract and acquire new business relationships, principally in the commercial mortgage sector and, to a lesser extent, to commercial, construction, home equity and consumer loans.

Deposits. Deposits as of December 31, 2006 were $81.5 million, up $38.1 million from $43.4 million at December 31, 2005. The Bank’s deposit mix changed along with the deposit growth. Transaction accounts (demand and NOW deposits) totaled $9.6 million and represented 11.7% of total deposits at December 31, 2006, compared to $10.6 million, or 24.4% of total deposits, at December 31, 2005. Savings and money market account balances, which totaled $52.6 million at December 31, 2006, represented 64.6% of total deposits as of that date compared to $18.7 million, or 43.1% of total deposits, one-year earlier. Growth in this category was attributable primarily to increases in money market account balances that offered a competitive interest rate associated with the Federal Reserve Bank’s targeted rate for federal funds. Savings certificates, which include $2.0 million in brokered CDs, increased to $19.3 million, or 23.7% of deposits at December 31, 2006, from $14.1 million, or 32.5%, at December 31, 2005. While management would like to accumulate core deposits as a basis of sound growth and profitability, the Bank has primarily relied more on higher costing savings certificates and money market accounts in order to fund and sustain its high loan growth rate.

Borrowed funds. At December 31, 2006 borrowed funds outstanding amounted to $53,000. These funds were used primarily for the costs associated with the Bank’s reorganization into a bank holding company.

Stockholders’ equity. Stockholders’ equity decreased from $12.3 million at December 31, 2005 to $10.9 million at December 31, 2006. The decrease in equity resulted primarily from the $1.4 million net loss for the year that was partially mitigated by a $23,000 decrease in the accumulated other comprehensive loss associated with the decrease in the unrealized losses on the Bank’s securities available for sale. Additionally, the sum of the Company’s capital stock and additional paid in capital increased by $14,000 from December 31, 2005 to December 31, 2006 as a result of the exercise of 50 shareholder warrants and accretion associated with stock based compensation.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General. Net loss for the year ended December 31, 2006, was $1.4 million, a decrease of $111,000, or 7.2%, compared to net loss of more than $1.5 million for the prior year. Basic and fully diluted loss per share decreased to ($0.83) for the year ended December 31, 2006 from ($0.89) for the year ended December 31, 2005. The decrease in net loss reflected a $2.7 million increase in interest income that was partially offset by a nearly $1.9 million increase in interest expense, a $402,000 increase in the provision for loan loss, a $1,000 decrease in non-interest income, and a $350,000 increase in non-interest expense. Losses from operations are expected to continue until the Bank achieves sustainable levels of loans and deposits.

Interest Income. Interest income for the year ended December 31, 2006 increased to nearly $4.7 million, an increase of $2.7 million compared to the year ended December 31, 2005. The increase was attributable to the increase in average interest-earning assets, which increased to $72.3 million for the year ended December 31, 2006 from $39.0 million for the year ended December 31, 2005, and the higher yields that were realized in 2006 as compared to 2005 that resulted from the series of well-publicized increases in short-term interest rates by the Federal Open Market Committee. The average yield on interest-earning assets for the year ended December 31, 2006 was 6.44%, which was 154 basis points higher than the 4.90% average yield on the Bank’s interest-earning assets for the year ending December 31, 2005.

Interest Expense. Interest expense for the year ended December 31, 2006 on total interest-bearing deposits increased by $1.9 million when compared to the year ended December 31, 2005. The increase was primarily due to the increase in average interest-bearing deposit balances and the increase in short-term interest rates mentioned earlier. Average interest-bearing deposit balances increased $32.4 million, from $22.7 million for the year ended December 31, 2005 to $55.1 million for the year ended December 31, 2006, while the average rates paid on interest-bearing deposits increased 177 basis points, from 2.78% to 4.55%, over the same respective periods.

Provision for Loan Losses. For the year ended December 31, 2006 the provision for loan losses increased $402,000 as compared to the year ended December 31, 2005. The increased provision reflected the Company’s changed methodology for establishing provisions for the allowance for loan losses. Upon commencing operations the provision for loan losses was determined after reviewing peer group information as discussed below. In response to the ongoing growth in the loan portfolio, the composition of loans and the development of an historical record of loan repayments management believed it appropriate to change its methods for establishing provisions. See Note 1 to Notes to Financial Statements.

As a de novo institution the Bank did not have any historical loan losses to enable management to estimate the probable credit losses currently imbedded within the portfolio. Alternatively, along with other criteria, the Bank previously considered peer group credit loss data each period in providing the provision, which, based on the moderate growth exhibited by the loan portfolio, was deemed appropriate. However, in light of the significant increase in commercial real estate loan, commercial business loan, and construction loan balances, the Bank expanded its current risk analysis methodologies. Management bifurcated the loan portfolio segments into various pools in order to better evaluate the risks to credits associated by distinct geographic and business type concentrations. Additional risk was associated to portions of the increase in commercial real estate loan balances that resulted from participations because of potential different lead-bank underwriting standards, and to the absence of a direct relationship between the Bank and those borrowers. Moreover, management determined that the weakening local economy probably had a detrimental impact on the Bank’s business borrowers, most of which have had only a short-term relationship with us. Based on this quantitative and qualitative overall assessment, we concluded that a more significant provision was appropriate given the relatively unseasoned nature of the loan portfolio. Given the magnitude of the increased provision management discussed its current assessment with the OCC, who concurred with management’s determination.

Non-Interest Income. Total non-interest income for the years ended December 31, 2006 and December 31, 2005 totaled $408,000 and $409,000, respectively. The increases in service charges and fees resulted primarily from deposit growth, while the decrease in the net gain on sales of real estate mortgage loans held for sale resulted from a decreased volume of loan originations attributable to a general softening in the overall housing market evident this year relative to last. The increase in other non-interest income was primarily attributable to sales of fixed annuities that the Bank commenced selling in 2006.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2006 was approximately $3.5 million as compared to $3.2 million for year ended December 31, 2005. Compensation and benefits increased $199,000 primarily as a result of the hiring of business development officers and staff necessary to attract and service an increased number of loan and deposit customer relationships. Occupancy and equipment increased $100,000 primarily as a result of increases in rent, utilities and maintenance costs, and to costs related to the increases in personnel. The $30,000 increase in data processing service fees was also primarily attributable to the growth and servicing of a larger customer base. The $21,000 increase in all other non-interest expenses was primarily due to increases in professional and consulting fees and other operating expenses related to the expansion of the Company’s business activities.

Income Tax Expense. We receive no tax benefit from our net operating losses as they are being carried forward and will be available to reduce future taxable income.

Liquidity and Capital Resources

Our primary sources of funds are deposits and borrowings, principal and interest payments on loans and securities, and proceeds from the sale of loans. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

Our primary investing activities are the origination of loans and the purchase of investment securities. For the years December 31, 2006 and 2005, we originated loans of approximately $56.8 million and $55.7 million, respectively, including real estate mortgage loans held for sale. At December 31, 2006 and 2005, we had outstanding loan origination commitments of $11.7 million and $11.8 million and undisbursed lines of credit and construction loans in process of $10.2 million and $9.3 million, respectively. We anticipate that we will have sufficient funds available to meet our current loan originations and other commitments.

At December 31, 2006 and 2005 total deposits were approximately $81.5 million and $43.4 million, of which approximately $19.3 million and $14.1 million were in certificates of deposit, respectively. Certificates of deposit scheduled to mature in one year or less from December 31, 2006 and 2005 totaled $10.1 million and $5.5 million, respectively. Management anticipates that a substantial portion of our maturing certificate of deposit accounts will be renewed

During 2006, the Company completed its formation. In order to pay the various costs associated with its formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which $53,000 has been exercised. Separately, the Bank has an unused credit line of $5.0 million with the same correspondent. While we have never used these additional credit lines, we may do so in the future based upon our need for funds and the cost of deposits as an alternative source of funds. In general we manage our liquidity by maintaining sufficient levels of overnight federal funds sold and other short-term investments so that funds are available for investment in loans when needed.

Impact of Inflation and Changing Prices

The Financial Statements and related Notes have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are financial in nature. As a result, our net income is directly impacted by changes in interest rates, which are influenced by inflationary expectations. Our ability to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities as part of our interest rate risk management program may reduce the effect that changes in interest rates have on our net income. Changes in interest rates do not necessarily move to the same extent as changes in prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of our assets and liabilities are critical to the maintenance of acceptable levels of net income. Management believes that by maintaining a significant portion of our assets in short-term investments, adjustable rate mortgage-backed securities and adjustable rate loans, we will be able to redeploy our assets in a rising interest rate environment.

Item 7.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ES Bancshares, Inc.
Newburgh, New York

We have audited the accompanying consolidated statements of financial condition of ES Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ES Bancshares, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Livingston, New Jersey
March 20, 2007

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31,
	2006	2005
ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,734	$2,972
Federal funds sold	11,609	7,829
Total cash and cash equivalents	14,343	10,801
Certificates of deposit at other financial institutions	5,746	2,749
Securities:
Available for sale, at fair value	9,443	6,380
Real estate mortgage loans held for sale at lower of cost or market value	215	679
Loans receivable	61,228	33,190
Deferred cost	344	241
Allowance for loan losses	(581)	(106)
Loans receivable, net	60,991	33,325
Accrued interest receivable	515	180
Federal Reserve Bank stock	335	378
Goodwill	581	581
Office properties and equipment, net	741	842
Prepaid expenses	74	75
Other assets	55	63
Total assets	$93,039	$56,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$8,156	$10,073
Interest bearing	73,318	33,304
Borrowed funds	53	—
Accounts payable	130	307
Other liabilities	440	37
Total liabilities	82,097	43,721

Commitments and contingencies

Stockholders' equity
Capital stock (par value $0.01: 5,000,000 shares authorized 1,719,227 shares issued at December 31, 2006 1,719,177 shares, $5.00 par issued at December 31, 2005)	17	8,596
Additional paid-in-capital	16,869	8,276
Accumulated deficit	(5,845)	(4,418)
Accumulated other comprehensive loss	(99)	(122)
Total stockholders' equity	10,942	12,332
Total liabilities and stockholders' equity	$93,039	$56,053

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(In thousands, except per share data)

	2006	2005

Interest and dividend income:
Loans	$3,575	$1,253
Securities	406	277
Certificates of deposit	165	29
Other earning assets	506	351
Total interest and dividend income	4,652	1,910

Interest expense:
Deposits	2,507	630
Borrowed funds	1	—
Total interest expense	2,508	630

Net interest income	2,144	1,280

Provision for loan losses	476	74
Net interest income after provision for loan losses	1,668	1,206

Non-interest income:
Service charges and fees	207	128
Net gain on sales of real estate mortgage loans held for sale	169	268
Other	32	13
Total non-interest income	408	409

Non-interest expense:
Compensation and benefits	1,810	1,611
Occupancy and equipment	644	544
Data processing service fees	143	113
Other	906	885
Total non-interest expense	3,503	3,153

<Loss> before income taxes	1,427	1,538

Income tax expense	—	—

Net loss	$(1,427)	$(1,538)

(Loss) per common share:
Basic	$(0.83)	$(0.89)
Diluted	$(0.83)	$(0.89)

Weighted average common shares	1,719,205	1,719,161
Weighted average dilutive shares	—	—
Weighted average diluted common shares	1,719,205	1,719,161

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006
(In dollars, except share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at January 1, 2005	1,719,127	8,596	8,192	(2,880)	(54)	13,854

Exercise of 50 stock warrants	50	—	1	—	—	1
Vested stock options	—	—	83	—	—	83
Comprehensive loss:
Net loss for the period	—	—	—	(1,538)	—	(1,538)
Net unrealized (loss) on available-for-sale securities	—	—	—	—	(68)	(68)
Total comprehensive loss						(1,606)

Balance at December 31, 2005	1,719,177	8,596	8,276	(4,418)	(122)	12,332
Exchange of 1,719,227 shares of Empire State Bank, NA, $5.00 par value, for 1,719,227 shares of ES Bancshares, Inc., $0.01 par value.		(8,579)	8,579			—
Exercise of 50 stock warrants	50	—	1	—	—	1
Stock based compensation	—	—	13	—	—	13
Comprehensive loss:
Net loss for the period	—	—	—	(1,427)	—	(1,427)
Net unrealized gain on available-for-sale securities	—	—	—	—	23	23
Total comprehensive loss						(1,404)

Balance at December 31, 2006	1,719,227	$17	$16,869	$(5,845)	$(99)	$10,942

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(In thousands)

	2006	2005
Cash flows from operating activities:
Net loss for period	$(1,427)	$(1,538)
Adjustments to reconcile net losses to net cash provided by operating activities:
Provision for loan losses	476	74
Depreciation expense	199	194
Amortization of deferred fees, discounts and premiums, net	(4)	5
Net originations on loans held for sale	633	27
Net gain on sale of real estate mortgage loans held for sale	(169)	(268)
Stock compensation expense	13	83
Changes in assets and liabilities
Increase in other assets	(325)	(119)
Increase in accrued expenses and other liabilities	225	165
Net cash used in operating activities	(379)	(1,377)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	5,499	3,199
Purchase of certificates of deposit at other financial institutions	(8,496)	(5,948)
Purchase of available-for-sale securities	(5,897)	(2,320)
Proceeds from principal payments and maturities of securities	2,861	7,169
Net disbursements for loan originations	(28,142)	(27,975)
Redemption of Federal Reserve Bank stock	43	56
Leasehold improvements and acquisitions of capital assets	(98)	(45)
Net cash used in investing activities	(34,230)	(25,864)
Cash flows from financing activities:
Net increase in deposits	38,097	26,938
Proceeds of advance from line of credit	53	—
Proceeds from stock issuance	1	1
Net cash provided by financing activities	38,151	26,939

Net increase (decrease) in cash and cash equivalents	3,542	(302)
Cash and cash equivalents at beginning of period	10,801	11,103

Cash and cash equivalents at end of period	$14,343	$10,801

Supplemental cash flow information
Interest paid	$2,422	$594
Income taxes paid	$—	$—

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Empire State Bank, NA (the “Bank”) was organized under federal law as a national bank to primarily service the communities in and around Orange County and Ulster County, New York.  The Bank’s organizers filed an application with the Office of the Comptroller of the Currency (“OCC”), the primary regulator of national banks, as of July 2, 2003, seeking preliminary approval to organize the Bank.  The OCC granted such preliminary approval in November 18, 2003 and granted final approval on June 24, 2004.  On or about the same date as the Bank’s application was filed with the OCC, the Bank’s organizers filed an application for federal deposit insurance with the Federal Deposit Insurance Corporation (the “FDIC”), with respect to which conditional approval was granted on April 6, 2004, and final approval was granted on June 24, 2004.  On December 8, 2003, the Bank’s organizers pursuant to OCC preliminary approval adopted the Bank’s Articles of Association and Organization Certificate, thereby establishing the Bank’s corporate existence.  There are no legal predecessors to the Bank.  Upon receipt of final approvals from the OCC and FDIC, the Bank commenced operations on June 28, 2004.

The Offering

The Bank filed a securities offering registration statement on Form SB-2 on December 12, 2003, which was amended and subsequently declared effective by the OCC as of January 9, 2004.  Pursuant to such registration statement, the Bank in a common stock offering beginning on January 9, 2004 through April 28, 2004, sold 1,650,000 shares of its common stock at a price of $10.00 per share, for an aggregate consideration of $16,500,000 (the “Offering”).  In addition, for every five (5) shares of common stock purchased by a subscriber in the offering, such subscriber received a warrant to purchase, within a three-year period, one (1) share of common stock at an exercise price of $12.50 per share.

The Board of Directors entered into an Agreement and Plan of Share Exchange (the “Plan”) on March 21, 2006, as amended and restated as of May 16, 2006, under which we reorganized into a one-bank holding company structure (the “Reorganization”).  In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the “Company”), a Maryland corporation, to serve as its holding company.  The Reorganization was effected by an exchange of all of the outstanding shares of Bank Common Stock for shares of Company Common Stock (the “Share Exchange”).  Following the Share Exchange, the Bank became a wholly owned subsidiary of the Company and former shares of Bank Common Stock represent the same number of shares of Company Common Stock.

The Company filed a Registration Statement on Form S-4 that the Securities and Exchange Commission (the “SEC”) declared effective on May 25, 2006.  The Bank’s shareholders approved the Reorganization at our Annual Meeting of Shareholders on July 6, 2006.  The Reorganization was completed on August 15, 2006.

The consolidated financial statements include the accounts of ES Bancshares, Inc. and its wholly owned subsidiary Empire State Bank, NA.  The Company’s financial condition and operating results principally reflect those of the Bank.  All intercompany balances and amounts have been eliminated.

The Bank is a full service commercial bank that offers a variety of financial services to meet the needs of communities in its market area.  The Bank attracts deposits from the general public and uses such deposits to originate commercial loans, revolving lines of credit, commercial real estate, mortgage loans secured by one-to four-family residences, home equity lines, and to a lesser extent construction, land, and consumer installment loans.  The Bank also invests in mortgage-backed and other securities permissible for a federally chartered commercial bank.  The Bank also operates two loan production offices, one in Staten Island, New York, and another in Lynbrook, New York.  The Bank’s primary area for deposits includes the Town of Newburgh and the Village of New Paltz in addition to the communities surrounding those offices.  The Bank’s primary market area for its lending activities consists of the communities within Orange County, Ulster County, the five boroughs of New York City, Nassau County, and portions of Dutchess, Rockland, Putnam and Westchester Counties.

Deposits are insured up to applicable limits of the FDIC.  As a federally chartered commercial bank, the Bank’s primary regulator is the OCC.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses and goodwill impairment is particularly subject to change.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of 90 days or less, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased.

Securities

The Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) “held-to-maturity” (management has the positive intent and ability to hold to maturity), which are reported at amortized cost; (ii) “trading” (held for current resale), which are to be reported at fair value, with unrealized gain and losses included in earnings; and (iii) “available for sale” (all other debt and marketable equity securities), which are to be reported at fair value, with unrealized gains and losses reported net of taxes, as accumulated other comprehensive income, a separate component of stockholders’ equity.  The Bank currently classifies all securities as available-for-sale.

Premiums and discounts on investments in debt securities are amortized to expense or accreted to income over the estimated life of the respective securities using methods approximating the effective interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of December 31, 2006 and December 31, 2005.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees and costs on originated loans and any unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct loan origination costs will be deferred and the net amount amortized as an adjustment of the related loan’s yield using methods that approximate the interest method over the contractual life of the loan. Loan interest income is accrued daily on outstanding balances. The accrual of interest is discontinued when a loan is specifically determined to be impaired or management believes that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loans’ existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.  The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent as to principal and interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on non-accrual loans, including impaired loans, will be recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectable. Loans are returned to an accrual status when a loan is brought current as to principal and interest and when reasons for doubtful collection no longer exist. There were no non-accrual or impaired loans at December 31, 2006 or December 31, 2005.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions for loan losses charged to income.  Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible.  Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

The Company, due to its period of operations, previously determined its provision for loan losses primarily from peer group information.  During the past year the Company completed an analysis of its methodology to establish provisions for the allowance for loan losses.  Based upon the ongoing growth in the loan portfolio, the composition of loans and the development of a historical record of loan repayments, management believed it appropriate to change its method for establishing provisions.  Management now considers the known inherent risks in the loan portfolio, which includes the overall rapid growth of the portfolio, concentrations of credit, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current economic conditions to determine its provision for loan losses.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged off.

Premises and Equipment

Leasehold improvements and furniture and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets, which are 2 to 7 years for furniture and equipment.  Amortization of leasehold improvements is recognized on a straight-line basis over the terms of the respective leases, resulting in amortization periods ranging from approximately 8 to 10 years.  Costs incurred to improve or extend the life of existing assets are capitalized.  Repairs and maintenance are charged to expense.

Goodwill

Goodwill results from business acquisitions and represents the excess of the purchases price over the fair value of the acquired assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company cannot determine that the benefits will more likely than not be realized.  No deferred income tax effect has been given to net operating losses due to the uncertainty of ultimate utilization of such net operating losses, resulting in a valuation allowance.

Federal Reserve Bank

As a member of the Federal Reserve Bank (“FRB”) system, the Bank is required to maintain a minimum investment in FRB stock.  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $335,000 and $378,000 invested in FRB stock at December 31, 2006 and December 31, 2005, respectively, which is carried at cost due to the fact that it is a restricted security.

Lines of Credit

The Company has a line of credit with a commercial bank for an amount of up to $200,000.  This credit facility is on an unsecured basis for a period of one year.  The Company utilized this credit facility primarily to fund various organizational costs

The Company has a line of credit with a commercial bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during 2006 or 2005.

Comprehensive Income (Loss)

Comprehensive income or loss represents the sum of the net loss and items of “other comprehensive income or loss” that are reported directly in stockholders’ equity, such as the change during the period in the net unrealized gain or loss on securities available for sale.  The Bank reports its total comprehensive income (loss) in the statement of changes in stockholders’ equity.

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 9.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“SFAS 123(R)”), using the modified prospective transition method.  Previously, the Company accounted for stock-based compensation under the fair value method of accounting in accordance with SFAS 123 prior to revision.  For accounting purposes, the Bank recognizes expense for shares of common stock awarded under the Bank’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.  Total expense incurred during the years ending December 31, 2006 and 2005 relating to the options was $14,000 and $84,000, respectively.  The fair values of options granted are computed using the Black-Scholes option-pricing model, using the following weighted-average assumptions as of the grant dates.

	2006	2005

Risk free interest rate	4.35%	3.98%

Expected option life	5.0	5.0

Expected stock price volatility	0.10%	0.10%

Dividend yield	0.00%	0.00%

Weighted average fair value of options granted during the year	$2.20	$1.08

Net Loss Per Common Share

The Company reports both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted EPS is computed by dividing income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method.  None of the 329,900 stockholder warrants, or 190,000 organizer warrants, or 178,000 stock options were considered in computing diluted EPS because to do so would have been antidilutive.

Adoption of new accounting standards

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.  The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.  This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items.  The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006.  Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

NOTE 2 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at December 31, 2006 and December 31, 2005.

	December 31, 2006
	(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgaged-backed securities	$4,146	$—	$(86)	$4,060
U.S. Government Agencies	5,396	—	(13)	5,383
Total	$9,542	$—	$(99)	$9,443

	December 31, 2005
	(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgaged-backed securities	$5,277	$—	$(122)	$5,155
U.S. Government Agencies	1,225	—	—	1,225
Total	$6,502	$—	$(122)	$6,380

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at December 31, 2006, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	December 31, 2006
	(in thousands)

	Amortized	Fair
	Cost	Value

Mortgaged-backed securities	$4,146	$4,060
U.S. Government Agencies
Due less than one year	1,000	1,000
One year to less than three years	1,997	1,993
Three years to less than five years	700	700
Five years to ten years	1,200	1,196
More than ten years	499	494
Total	$9,542	$9,443

The following tables summarize, for all securities in an unrealized loss position at December 31, 2006 and December 31, 2005, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position.
			December 31, 2006

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgaged-backed securities	$—	$—	$4,060	$(86)	$4,060	$(86)
U.S. Government Agencies	4,184	(13)	—	—	4,184	(13)
Total temporarily impaired	$4,184	$(13)	$4,060	$(86)	$8,244	$(99)

			December 31, 2005

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgaged-backed securities	$915	$(22)	$4,240	$(100)	$5,155	$(122)
Total temporarily impaired	$915	$(22)	$4,240	$(100)	$5,155	$(122)

The Bank evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At December 31, 2006, four debt securities have unrealized losses of approximately $86,000, and seven others have unrealized losses of approximately $13,000, that have existed for less than thirty months, and less than twelve months, respectively, from the Bank’s cost basis, and are largely due to changes in interest rates.  The fair value is expected to recover as the securities approach their maturity date or reset date.

At December 31, 2005, eight debt securities had unrealized losses of approximately $122,000 from the Bank’s cost basis.  Those unrealized losses had existed for less than eighteen months and were largely due to changes in interest rates.  The fair value was expected to recover as the securities approached their maturity date or reset date.

NOTE 3 – LOANS

The following is a summary of loans receivable at December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005
	(In thousands)

Real estate loans:
One-to four-family	$1,591	$957
Commercial	27,503	17,019
Multi-family	6,057	4,887
Construction or development	9,128	1,679
Home equity	5,383	3,360
Total real estate loans	49,662	27,902

Other loans:
Commercial business	10,903	5,071
Consumer	663	217
Total other loans	11,566	5,288

Total loans	61,228	33,190

Less:
Deferred loan costs (fees) net	344	241
Allowance for loan losses	(581)	(106)

Total loans receivable, net	$60,991	$33,325

In the ordinary course of business the Bank has extended credit to various directors, senior officers and their affiliates.  Loans to related parties during 2006 were as follows:

Beginning balance at December 31, 2005	$2,329
New loans	1,625
Repayment	(394)
Ending balance at December 31, 2006	$3,560

The balance at December 31, 2006 includes unused commitments totaling $246.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005
	(In thousands)

Balance at beginning of year	$106	$32
Provision for losses	476	74
Charge-offs	(1)	—
Recoveries	—	—
Balance at end of year	$581	$106

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005
	(In thousands)

Furniture, fixtures and equipment	$611	$513
Leasehold improvements	612	612
	1,223	1,125
Less accumulated depreciation and amortization	(482)	(283)
Total premises and equipment, net	$741	$842

Depreciation expense was $199,000 and $194,000 for 2006 and 2005, respectively.

NOTE 6 – DEPOSITS

The following is a summary of deposit balances at December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005
	(in thousands)

Demand deposit accounts	$8,156	$10,073
NOW accounts	1,403	507
Money market accounts	48,032	12,882
Regular savings accounts	4,600	5,804
Savings certificate accounts	19,283	14,111
Total	$81,474	$43,377

The following summarizes certificate of deposits by remaining term to contractual maturity at December 31, 2006.

Account
Balances
(In thousands)
Under one year	$10,084
One year to under two years	5,896
Two years to under three years	1,090
Three years to under four years	1,141
Four years to under five years	1,072
Total certificates of deposit	$19,283

Savings certificate accounts of $100,000 or more totaled $4.3 million and $3.1 million at December 31, 2006 and December 31, 2005, respectively.  Deposits from directors, senior officers and their affiliates were approximately $4.5 and $2.6 million at December 31, 2006 and December 31, 2005, respectively.

NOTE 7 – INCOME TAXES

The following summarizes components of income tax expense for the years ended December 31, 2006 and December 31, 2005.
	December 31,
	2006	2005
	(In thousands)
Current:
Federal expense (benefit)	$—	$—
State expense (benefit)	—	—
		—

Deferred:
Federal expense (benefit)	(483)	(525)
State expense (benefit)	(128)	(138)
Tax expense (benefit) before valuation allowance	(611)	(663)

Valuation allowance	611	663
Tax expense	$—	$—

The following is a reconciliation of the Bank’s statutory federal income tax rate to its effective tax rate at December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005
	(In thousands)

Federal tax expense (benefit) at statutory rate	$(485)	$(523)

State and local income taxes, net of federal income tax benefit	(133)	(141)
Other	7	1
Tax benefit before valuation allowance	(611)	(663)

Valuation allowance	611	663
Net tax benefit	$—	$—

The following summarizes the components of the Bank’s deferred tax assets and deferred tax liabilities at December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carry forwards	$1,839	$1,290
Stock option compensation	39	34
Charitable contributions carry forward	103	102
Depreciation	58	44
Mark-to-market loans	1	3
Reserve for loan losses	233	42
	2,273	1,515
Less: Valuation allowance	(1,940)	(1,330)
Net deferred tax assets	333	185

Deferred tax liabilities:
Accrual to cash adjustment	(133)	(48)
Accretion of bond discount	(23)	(17)
Intangible asset amortization	(39)	(23)
Deferred loan fees	(138)	(97)
Deferred tax liabilities	(333)	(185)

Net deferred tax asset (liability)	$—	$—

The net operating losses are available to reduce future taxable income and can be carried forward until 2025.  The charitable contribution carried forward is also available to reduce future taxable income and will begin expiring in 2009.

Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has no earnings history, management believes it is prudent to record a valuation allowance against the deferred tax assets.

For the years ended December 31, 2006 and 2005, the Bank was subject to a minimum tax on assets for New York State purposes in the amount of $6,000 and $11,000, respectively, which is included in other expense.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Since the Bank’s opening on June 28, 2004, it has not been a party to any legal proceedings, which may have a material effect on the Bank’s results of operations and financial condition.  However, in the normal course of its business, the Bank may become involved as plaintiff or defendant in proceedings such as judicial mortgage foreclosures and proceedings to collect on loan obligations and to enforce contractual obligations.

Operating Lease Commitments

The Bank is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office location in New Paltz, New York.  Rent expense under the two respective operating leases was $162,000 and $141,000 for the year ended December 31, 2006, and $125,000 and $138,000, respectively, for the year ended December 31, 2005.  The leases are for initial terms of 10 years and 15 years respectively, and have various renewal options.

The combined future minimum rent commitments under the non-cancelable operating leases, excluding taxes and insurance, before considering renewal options that generally are present, are as follows:

2007	$212,000
2008	215,000
2009	219,000
2010	226,000
2011	229,000
Later	1,134,288

Total	$2,235,288

Each of the Bank’s lease obligations for its Staten Island, New York and Lynbrook, New York lending offices are on a month-to-month basis at $800 per month.

Off-Balance Sheet Financial Instruments

Loan origination commitments and lines of credit are contractual agreements to lend to customers within specified time periods at interest rates and on other terms specified in the agreements.  These financial instruments involve elements of credit risk and interest rate risk in addition to the amounts for funded loans recognized in the balance sheet.  The contractual amounts of commitments and lines of credit represent the Bank’s maximum potential exposure to credit loss (assuming that the agreements are fully funded and any collateral proves to be worthless), but do not represent future cash requirements since certain agreements may expire without being fully funded.  Loan commitments generally have fixed expiration dates (ranging up to three months) or other termination clauses and may require the payment of a fee by the customer.  Commitments and lines of credit are subject to the same credit approval process applied in the Bank’s general lending activities, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements.

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	December 31, 2006		December 31, 2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
		(Dollars in thousands)
Commitments to make loans	$1,923	$9,765	$3,549	$8,269
Unused lines of credit	92	10,156	0	9,299
Standby letters of credit	267	0	35	0

Loan origination commitments consisted of adjustable and fixed rate commitments with interest rates ranging from 5.625% to 14.25% and terms generally not exceeding 90 days.

NOTE 9 – EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Stock Options

On October 19, 2004 the Board of Directors approved the adoption of the Bank’s Stock Option Plan and option grants were made for 173,000 shares at an exercise price of $10.50 per share.  These options have a 10-year term and may be either non-qualified stock options or incentive stock options.  These options were not deemed granted until shareholder approval occurred on May 3, 2005.  Subsequently, incentive options on 10,000 shares at an exercise price of $10.00 per share, 6,250 shares at an exercise price of $10.50 per share, and 5,000 shares at an exercise price of $10.00 per share were awarded on November 15, 2005, December 20, 2005, and January 12, 2006, respectively.  The options vest at a rate of 20% on each of five annual vesting dates except for 60,000 options granted to Directors, which vested immediately.  Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.  At December 31, 2006 the outstanding options had an average unrecognized compensation cost of $59,000 with a corresponding average remaining period of 38.2 months for that cost to be expensed.

A summary of the activity in the plan is as follows:

	2006			2005
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
	Shares	Price	Life in Years	Shares	Price	Life in Years
Outstanding at beginning of year	173,000	$10.47		—	$—
Granted	5,000	10.00		173,000	10.47
Exercised	—	—		—	—
Forfieited or expired	(30,250)	10.42		—	—

Outstanding at end of year	147,750	$10.47	7.9	173,000	$10.47	8.9

Intrinsic value (,000's)	$—			$5

Options exerciseable at year-end	91,450	$10.49		78,650	$10.47

Intrinsic value (,000's)	$—			$—

Warrants

At December 31, 2006 the Bank had 329,950 total shareholder warrants issued and outstanding.   Warrants are convertible into common shares at an exercise price of $12.50 exercisable through June 27, 2007. Additionally, there were 190,000 organizer warrants issued as of December 31, 2004. The organizer warrants are convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2009. The organizer warrants are valued at $323,000. The fair value was determined using the minimum value method using the following assumptions: Grant date of June 28, 2004, $10.00 strike price, $10.00 fair value of a share of capital stock at grant date, risk-free rate of 3.8%, no dividends, five (5) year life and no volatility.  During the year ended December 31, 2006 fifty shareholder warrants were exercised for which the Company received $625.00.

401(k) Plan

A 401(k) benefit plan allows employee contributions up to 15% of their compensation.  The Bank does not make any matching contributions.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

OCC regulations require Banks to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  At year-end 2006, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2006 and December 31, 2005, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2006 and December 31, 2005.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006
Tier I (core)capital	$10,522	11.3%	$2,791	3.0%	$4,652	5.0%
Risk-based capital:
Tier I	10,522	15.2	N/A	N/A	4,145	6.0
Total	11,103	16.1	5,527	8.0	6,908	10.0

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2005
Tier I (core)capital	$11,872	21.2%	$1,682	3.0%	$2,803	5.0%
Risk-based capital:
Tier I	11,872	30.6	N/A	N/A	2,328	6.0
Total	11,978	30.9	3,104	8.0	3,880	10.0

The OCC regulates the amount of dividends and other capital distributions that the Bank may pay to the Company.  All dividends must be paid out of undivided profits and cannot be paid out from capital.  In general, if the Bank satisfies all OCC capital requirements both before and after a dividend payment, the Bank may pay a dividend to the Company, in any year, equal to the current year’s net income plus retained net income for the preceding two years that is still available for dividend.

NOTE 11 – BUSINESS COMBINATIONS

On the date of the opening of the Bank, the Bank acquired Atlantic States Mortgage Corporation (“Atlantic States”), a full service mortgage lender.  The activity of Atlantic States, which was incorporated into the Bank’s lending operations, is conducted from the Bank’s main office located in Newburgh, New York and a satellite office located in Staten Island, New York.

The aggregate purchase price of $691,270 was equal to Atlantic States’ stockholders equity of $110,554, as of the June 28, 2004 closing date, plus $580,724, which represents an estimate of the cost of starting a full-service mortgage operation in a newly formed commercial bank.  The purchase price of $691,270 was paid with 69,127 unregistered shares of the Bank’s common stock.

The purchase price resulted in approximately $581,000 in goodwill, which will be evaluated periodically for impairment.  Goodwill is not deductible for tax purposes.

The following summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

2004
(In thousands)

Cash and cash equivalents	$4
Loans held for sale	250
Loans receivable	62
Premises and equipment	50
Goodwill	581
Other Assets	10
Total assets acquired	957
Notes payable	(250)
Other Liabilities	(16)

Net assets acquired	$691

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

We have adopted interim disclosure controls and procedures designed to facilitate our financial reporting.  The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, the Audit Committee and our independent auditors meet on a quarterly basis and discuss our material accounting policies.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls as of December 31, 2006 and found them to be adequate.

We maintain internal control over financial reporting.  There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors

Information concerning Directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year covered by this report.

Officers Who Are Not Directors

The following is information concerning our officers that are not also directors as of December 31, 2006.

Arthur W. Budich. Mr. Budich, age 56, is the Executive Vice President and Chief Financial Officer.  Mr. Budich previously served as Senior Vice President and Chief Financial Officer at Warwick Savings Bank, the subsidiary bank of Warwick Community Bancorp, Inc. from 1992 until its merger with Provident Bancorp, Inc. in October 2004.  Previously, from 1986 to 1992, Mr. Budich was Warwick Savings Bank’s Vice President and Branch Administrator.  Mr. Budich began his banking career in 1973 with Chase Manhattan Bank where he served in a variety of management positions until he joined Warwick Savings Bank.

Emil Mian.  Mr. Mian, age 59, is the Senior Vice President, and Chief Credit Officer of the Bank, a position he has held since we commenced operations on June 28, 2004.  Previously, Mr. Mian, from 1995 to June 2004, was owner/operator of Commercial Financial Solutions, a company specializing in the brokering of commercial loans and commercial mortgages.  Mr. Mian began his banking career in 1974 with the Bank of New York as a Vice President of Commercial Loans and in 1990 joined First Fidelity Bank as a Senior Vice President in charge of Commercial Lending.

Branca Gatto.  Ms. Gatto, age 46, is the Senior Vice President, in charge of residential lending, a position she has held since we commenced operations on June 28, 2004.  Prior to joining the Bank, Ms. Gatto was a Vice President, in charge of residential lending with Atlantic States Mortgage Corporation from 2003 until its acquisition by Empire State Bank, N.A. in June 2004.  With over 20 years in the industry, Ms. Gatto has also held management positions in residential lending with Sleepy Hollow Bank and Yonkers Financial Corporation.

Joseph Macchia. Mr. Macchia, age 55, is the Senior Vice President, in charge of branch administration, sales and marketing.  Prior to joining the Bank in January 2007, Mr. Macchia served as Senior Vice President and Chief Operations Officer at Sleepy Hollow Bank from July 2002 to October 2006.  Mr. Macchia began his banking career in 1972 with Yonkers Savings and Loan Association where he served in a variety of positions, including that of Senior Vice President, Secretary, and Chief Operations Officer until June 2002.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of we.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish we with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to we and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were met.

Item 10.                  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.                  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.                  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.                  Exhibits

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3(1)	Articles of Incorporation	*

3(2)	Amended and Restated Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement dated September 23, 2005 Between Empire State Bank and Anthony P. Costa	**

10.2	Employment Agreement dated September 23, 2005 Between Empire State Bank and Philip Guarnieri	**

10.3	Employment Agreement dated October 20, 2006 between Empire State Bank and Arthur W. Budich	**

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	**

16	Code of Ethics	***

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report of Form 10-QSB for the period ended September 30, 2006

**
Previously filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-4 filed on April 14, 2006 and subsequently amended on April 18, 2006, May 1, 2006, May 16, 2006, and May 23, 2006 and a post-effective amendment filed on June 9, 2006.

***	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report of Form 10-QSB for the period ended June 30, 2006

Item 14.                  Principal Accountant Fees and Services

Information concerning Independent Auditors’ Fees is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ES BANCSHARES, INC.

Date:  March 29, 2007                                                                           By:   /s/ Anthony Costa
Anthony Costa, Chairman
and Chief Executive Officer, Director
(Duly Authorized Representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2007                                                                           /s/ Philip Guarnieri
Philip Guarnieri, President and Chief
Operating Officer, Director

Date: March 29, 2007                                                                           /s/ Arthur W. Budich
Arthur W. Budich, Executive Vice President
and Chief Financial Officer

Date: March 29, 2007                                                                           /s/ Leslie M. Apple
Leslie M. Apple, Director

Date: March 29, 2007                                                                           /s/ William Davenport
William Davenport, Director

Date: March 29, 2007                                                                           /s/ Peter Ferrante
Peter Ferrante, Director

Date: March 29, 2007                                                                           /s/ Andrew Finklestein
Andrew Finklestein Esq., Director

Date: March 29, 2007                                                                           /s/ Gale Foster
Gale Foster Esq., Director

Date: March 29, 2007                                                                           /s/ David Freer, Jr.
David Freer, Jr., Director

Date: March 29, 2007                                                                           /s/ Harold Kahn
Harold Kahn, Director

Date: March 29, 2007                                                                           /s/ David Mesches
David Mesches, Director

Date: March 29, 2007                                                                           /s/ Michael Ostrow
Michael Ostrow, Director

Date: March 29, 2007                                                                           /s/ Albert Pagano
Albert Pagano, Director

Date: March 29, 2007                                                                           /s/ Richard B. Rowley
Richard B. Rowley, Director

Date: March 29, 2007                                                                           /s/ Peter Savago
Peter Savago, Director

Date: March 29, 2007                                                                           /s/ Thomas D. Weddell
Thomas D. Weddell, Director