Form 10QSB
period 2007-03-31
ES Bancshares, Inc.
filed 2007-05-15
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-QSB
_______________________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

ES BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	20-4663714
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

68 North Plank Road, Newburgh, New York 12550
(Address of principal executive offices)

1 (866) 646-0003
Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   YES ☐    NO ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of May 14, 2007 there were 1,719,227 issued and outstanding shares of the Registrant’s Common Stock

Transitional Small Business Disclosure Format (Check One)   YES ☐    NO ☒.

ES BANCSHARES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Part 1.        Item 1.
ES BANCSHARES, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)
	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents:
Cash and due from banks	$1,546	$2,734
Federal funds sold	9,169	11,609
Total cash and cash equivalents	10,715	14,343
Certificates of deposit at other financial institutions	6,244	5,746
Securities:
Available for sale, at fair value	7,491	9,443
Real estate mortgage loans held for sale	—	215
Loans receivable, net
Real estate mortgage loans	35,263	35,151
Commercial and lines of credit	12,907	10,903
Home equity and consumer loans	6,454	6,046
Construction or development loans	11,088	9,128
Deferred cost	333	344
Allowance for loan losses	(585)	(581)
Total loans receivable, net	65,460	60,991
Accrued interest receivable	465	515
Federal Reserve Bank stock	330	335
Federal Home Loan Bank stock	89	—
Goodwill	581	581
Office properties and equipment, net	711	741
Prepaid expenses	85	74
Other assets	61	55
Total assets	$92,232	$93,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$7,093	$8,156
Interest bearing	73,719	73,318
Borrowed funds	56	53
Accrued interest payable	152	130
Other liabilities	468	440
Total liabilities	81,488	82,097

Commitments and contingencies

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
1,719,227 shares of ES Bancshares, Inc.
issued at March 31, 2007 and at December 31, 2006)	17	17
Additional paid-in-capital	16,874	16,869
Accumulated deficit	(6,040)	(5,845)
Accumulated other comprehensive loss	(107)	(99)
Total stockholders' equity	10,744	10,942
Total liabilities and stockholders' equity	$92,232	$93,039

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2007	2006

Interest and dividend income:
Loans	$1,149	$617
Securities	99	83
Certificates of deposit	84	32
Fed Funds and other earning assets	162	106
Total interest and dividend income	1,494	838

Interest expense:
Deposits	876	374
Borrowed funds	1	0
Total interest expense	877	374

Net interest income	617	464

Provision for loan losses	4	32
Net interest income after provision for loan losses	613	432

Non-interest income:
Service charges and fees	73	19
Net gain on sales of real estate mortgage loans held for sale	17	61
Other	13	2
Total non-interest income	103	82

Non-interest expense:
Compensation and benefits	486	488
Occupancy and equipment	161	152
Data processing service fees	41	33
Other	223	206
Total non-interest expense	911	879

Net (loss) before income taxes	(195)	(365)
Income tax expense	—	-
Net (loss)	$(195)	$(365)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	(8)	(27)
Comprehensive income (loss)	$(203)	$(392)

Weighted average:
Common shares	1,719,227	1,719,177
(Loss) per common share:
Basic	$(0.11)	$(0.21)
Basic & diluted	$(0.11)	$(0.21)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(In thousands of dollars except, share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at January 1, 2006	1,719,177	$8,596	$8,276	$(4,418)	$(122)	$12,332

Stock based compensation		—	6	—	—	6

Forfeited employee stock options	—	—	(6)	—	—	(6)

Comprehensive loss:
Net loss for the period	—	—	—	(365)	—	(365)
Net unrealized (loss) on available-for-sale securities	—	—	—	—	(27)	(27)
Total comprehensive loss						(392)

Balance at March 31, 2006	1,719,177	$8,596	$8,276	$(4,783)	$(149)	$11,940

Balance at January 1, 2007	1,719,227	$17	$16,869	$(5,845)	$(99)	$10,942

Stock based compensation	—	—	5	—	—	5

Comprehensive loss:
Net loss for the period	—	—	—	(195)	—	(195)
Net unrealized (loss) on available-for-sale securities	—	—	—	—	(8)	(8)
Total comprehensive loss						(203)

Balance at March 31, 2007	1,719,227	$17	$16,874	$(6,040)	$(107)	$10,744

See accompanying notes to financial statements

ES Bancshares, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss for period	$(195)	$(365)
Adjustments to reconcile net losses to net cash
provided by operating activities:
Provision for loan losses	4	32
Depreciation expense	54	50
Amortization of deferred fees, discounts and premiums, net	1	(2)
Net originations on loans held for sale	232	353
Net gain on sale of real estate mortgage loans held for sale	(17)	(61)
Stock compensation expense	5	1
Changes in assets and liabilities
/decrease in other assets	32	(80)
Increase in accrued expenses and other liabilities	51	132
Net cash provided by operating activities	167	60
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	2,399	—
Purchase of certificates of deposit at other financial institutions	(2,897)	—
Purchase of available-for-sale securities	—	(2,999)
Proceeds from principal payments and maturities of securities	1,943	281
Net disbursements for loan originations	(4,472)	(6,280)
Purchase of Federal Home Loan Bank stock	(89)	—
Redemption of Federal Reserve Bank stock	5	8
Leasehold improvements and acquisitions of capital assets	(24)	(9)
Net cash used in investing activities	(3,135)	(8,999)
Cash flows from financing activities:
Net increase / in deposits	(663)	8,094
Proceeds of advance from line of credit	3	—
Net cash / provided by financing activities	(660)	8,094

Net decrease in cash and cash equivalents	(3,628)	(845)
Cash and cash equivalents at beginning of period	14,343	13,550

Cash and cash equivalents at end of period	$10,715	$12,705

Supplemental cash flow information
Interest paid	$854	$336
Income taxes paid	$—	$—

See accompanying notes to financial statements

ES BANCSHARES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.  Commencement of Operations

On April 28, 2004, Empire State Bank, N.A. (the “Bank”) sold 1,650,000 shares of its common stock at a price of $10.00 per share, for an aggregate consideration of $16,500,000 (the “Offering”).  In addition, for every five (5) shares of common stock purchased by a subscriber in the offering, such subscriber received a warrant to purchase, within a three-year period, one (1) share of common stock at an exercise price of $12.50 per share.  Upon receipt of final approvals from the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Company (“FDIC”), the Bank commenced operations on June 28, 2004.

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

Note 3.  Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit.  In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending December 31, 2007.  The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the fiscal year ended December 31, 2006, included in Form 10-KSB filed with the SEC.

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

Note 4. Summary of Significant Accounting Policies

Warrants

Effective April 15, 2007, the Company modified the terms of the warrants to purchase common stock of the Company by reducing the exercise price of $12.50 to $10.00 and extended the expiration term from June 28, 2007 to June 28, 2008.  There was no additional expense recognized as a result of the modification.  At March 31, 2007 the Company had 329,900 stockholder warrants issued and outstanding.  Additionally, there were 190,000 issuable organizer warrants as of March 31, 2007.  The organizer warrants are convertible into common shares at an exercise price of $10.00 and exercisable through June 27, 2009 and their terms have not been modified.  The organizer warrants were valued at $323,000 and were expensed at the time of issuance in accordance with FAS 123. The fair value was determined using the minimum value method using the following assumptions: Grant date of June 28, 2004, $10.00 strike price, $10.00 fair value of a share of capital stock at grant date, risk-free rate of 3.8%, no dividends, five (5) year life and no volatility.

Stock Options

On October 19, 2004 the Board of Directors approved the adoption of the Company’s Stock Option Plan and option grants were made for 173,000 shares at an exercise price of $10.50 per share.  These options have a 10-year term and may be either non-qualified stock options or incentive stock options.  These options were not deemed granted until shareholder approval occurred on May 3, 2005.  Subsequently, incentive options on 10,000 shares at an exercise price of $10.00 per share, 6,250 shares at an exercise price of $10.50 per share, 5,000 shares at an exercise price of $10.00 per share, and 10,000 shares at an exercise price of $10.50 per share were awarded on November 15, 2005, December 20, 2005, January 12, 2006, and January 16, 2007, respectively.  Additionally, 5,000 non-qualified stock options at an exercise price of $10.50 were also awarded on January 16, 2007.  The options vest at a rate of 20% on each of five annual vesting dates except for 65,000 options granted to Directors, which vested immediately.  Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“SFAS 123(R)”), using the modified prospective transition method.  Previously, the Company accounted for stock-based compensation under the fair value method of accounting in accordance with SFAS 123 prior to revision.  For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.  The fair values of options granted are computed using the Black-Scholes option-pricing model, using the following weighted-average assumptions as of the grant dates.

	2007	2006	2005

Risk free interest rate	4.74%	4.35%	3.98%

Expected option life	5.0	5.0	5.0

Expected stock price volatility	0.10%	0.10%	0.10%

Dividend yield	0.00%	0.00%	0.00%

Weighted average fair value of options granted during the year	$—	$2.20	$1.08

A summary of options outstanding under the Bank’s Stock Option Plan as of March 31, 2007, and changes during the three-month period then ended is presented below.

		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (yrs.)
Outstanding at
January 1, 2007	147,750	$10.47	7.9
Granted	15,000	10.50	10.0
Exercised	—	—	—
Forfieited or expired	—	—	—
Outstanding at
March 31, 2007	162,750	$10.47	7.8

Options exerciseable at
March 31, 2007	97,150	$10.49	7.7

As of March 31, 2007, there was $53,653 of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 35 months.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the 329,900 stockholder warrants, or 190,000 organizer warrants, or 162,750 stock options were considered in computing diluted earnings (loss) per share because to do so would have been antidilutive.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $1.9 million at March 31, 2007.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has no operating history, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of March 31, 2007.

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

Classification of Assets.

Regulations require that the Company classify its own assets on a regular basis and establish prudent valuation allowances based on such classifications.  In addition, in connection with examinations, OCC examiners have the authority to identify problem assets, and if appropriate, require that they be classified. There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  If a Company does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OCC.  On the basis of management's review, at March 31, 2007, the Bank had $277,804 of assets classified as substandard.  There were no assets classified as doubtful or loss.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions for loan losses charged to income.  Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible.  Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

The allowance for loan losses is a significant estimate based upon management’s periodic evaluation of the loan portfolio under current economic conditions, considering factors such as the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, and the estimated value of the underlying collateral.  Establishing the allowance for loan losses involves significant management judgment, utilizing the best available information at the time of review.  Those judgments are subject to further review by various sources, including the Bank’s regulators, who may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  While management estimates loan losses using the best available information, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged off.

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office location in New Paltz, New York.  The leases are for initial terms of 10 years and 15 years, respectively and have various renewal options.  Rent expense under operating leases was $74,000 for the three months ended March 31, 2007.  At March 31, 2007, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $159,000 in 2007, $215,000 in 2008, $219,000 in 2009, $226,000 in 2010, $229,000 in 2011 and a total of $1.1 million for 2012 and thereafter.

The Bank’s lease obligation for its Staten Island, New York and Lynbrook, New York lending offices is on a month-to-month basis at $800 per month.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at March 31, 2007 were limited to loan origination commitments of $14.4 million (including one-to-four family loans held for sale of $4.3 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $9.9 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at March 31, 2007 consisted of adjustable and fixed rate commitments of $9.3 million and $5.1 million respectively, with interest rates ranging from 5.50% to 9.60%.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 amounted to $92.2 million, representing a decrease of $807,000 or –0.9%, from $93.0 million at December 31, 2006.  The decrease in assets was primarily attributable to a $3.6 million decrease in  total cash and cash equivalents, and a $1.9 million decrease in securities available for sale that was partially offset by a $4.5 million increase in total loans receivable, net.

Overall, total loans receivable, net, increased $4.5 million, or 7.3%, to $65.5 million at March 31, 2007 from $61.0 million at December 31, 2006.  Commercial loans and commercial lines of credit increased $2.0 million, or 18.4%, from $10.9 million to $12.9 million, home equity and consumer loans increased $408,000, or 6.7%, from $6.0 million to $6.4 million, and construction or development loans increased $2.0 million, or 21.5%, from $9.1 million to $11.1 million.  Commercial real estate loans increased $157,000, or 0.5%, from $33.6 million at December 31, 2006 to $33.7 million at March 31, 2007, while residential mortgage loans, excluding mortgage loans held for sale, decreased $45,000, or 2.8%, to $1.5 million over the same three-month period.  Management may consider slowing loan growth in the future depending on economic, regulatory, deposit growth and capital considerations.

Total cash and cash equivalents at March 31, 2007 decreased $3.6 million, or 25.3%, to $10.7 million from $14.3 million at December 31, 2006, while certificates of deposit at other financial institutions increased $498,000, or 8.7%, to $6.2 million from $5.7 million during the same period.  Total securities at March 31, 2007 decreased $1.9 million, or 20.7%, to $7.5 million from $9.4 million at December 31, 2006.

Interest bearing deposits grew $401,000, or 0.5%, to $73.7 million at March 31, 2007 from $73.3 million at December 31, 2006.  The net growth over the three-month period consisted of a $2.3 million increase in savings accounts, and decreases of $58,000 in money market accounts, $79,000 in NOW accounts, and $1.8 million in certificates of deposit.  Over the same three-month period non-interest bearing accounts decreased $1.1 million, or 13.0%, from $8.2 million to $7.1 million.

Stockholders’ equity decreased by $198,000 to $10.7 million at March 31, 2007 from $10.9 million at December 31, 2006.  The decrease is primarily attributable to a net loss for the quarter of $195,000 and an $8,000 increase in net unrealized loss in market value of securities available-for-sale.  The ratio of stockholders’ equity to total assets decreased to 11.6% at March 31, 2007 from 11.8% at December 31, 2006.  Book value per share decreased to $6.25 at March 31, 2007 from $6.36 at December 31, 2006.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Analysis of Net Interest Income

           The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three-month period ended March 31, 2007 as compared to the comparable three-month period ended March 31, 2006.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended March 31,
	2007			2006
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$62,384	$1,149	7.37%	$36,664	$617	6.73%
Fed Funds	11,811	155	5.24%	9,014	100	4.50%
Certificates of deposit	6,233	84	5.48%	2,738	32	4.74%
FRB Stock	334	7	7.78%	377	6	6.37%
Securities-available for sale	8,303	99	4.79%	7,720	83	4.30%
Total interest-earning assets	89,065	$1,494	6.65%	56,513	$838	5.93%

Allowance for loan losses	(583)			(113)
Cash & Due from banks	2,010			1,898
Other Non-interest earning assets	1,920			2,001
Total assets	$92,412			$60,299

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$843	$1	0.38%	$657	$1	0.31%
Money Market accounts	49,108	607	4.90%	19,148	189	4.00%
Regular savings accounts	5,440	44	3.21%	3,766	26	2.80%
Certficates of Deposit	18,067	224	4.92%	14,533	158	4.41%
Total interest-bearing deposits	73,458	876	4.73%	38,104	374	3.98%

Borrowings	54	1	8.25%	-	-	-
Total interest-bearing liabilities	$73,512	$877	4.73%	$38,104	$374	3.98%

Non-interest-bearing liabilities	8,052			9,987
Total liabilities	81,564			48,091

Stockholders' equity	10,848			12,208
Total liabilities and stockholders' equity	$92,412			$60,299
Net interest income		$617			$464

Average interest rate spread (1)			1.92%			1.95%
Net interest margin (2)			2.77%			3.28%
Net interest-earning assets (3)	$15,553			$18,409
Ratio of average interest-earning assets to average interest-bearing liabilities			121.16%			148.31%

(1) Average interest rate spread represents the difference between the yield on average interest-earning assets and and the cost of average interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average total interest-earning assets.
(3) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended March 31, 2007 and March 31, 2006

General.    For the quarter ended March 31, 2007, the Company recognized a net loss of $195,000, or ($0.11) per diluted share, as compared to a net loss of $365,000, or ($0.21) per diluted share, for the quarter ended March 31, 2006.

Interest Income.  Interest income amounted to $1.5 million for the quarter ended March 31, 2007, as compared to $838,000 for the quarter ended March 31, 2006.  The increase of $656,000 was primarily attributable to the increase in average interest-earning assets, which increased $32.6 million to $89.1 million for the quarter ended March 31, 2007 from $56.5 million for the comparable quarter ended one year earlier, and to the higher yields that were realized in 2007 as compared to 2006.  The average yield on interest-earning assets for the quarter ended March 31, 2007 was 6.65%, which was 72 basis points higher than the 5.93% yield on the Bank’s interest-earning assets for the quarter ended March 31, 2006.

Average loan balances increased by $25.7 million, from $36.7 million for the quarter ended March 31, 2006 to $62.4 million for the quarter ended March 31, 2007, while the average yield increased from 6.73% to 7.37% over the same respective periods.  The average balances of the Bank’s Fed Funds and securities available for sale increased by $2.8 million and $583,000, respectively, over the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.  The average yields on those respective interest-earning assets increased to 5.24% from 4.50%, and to 4.79% from 4.30% over the same comparable periods primarily as a result of higher interest rates that were available to these short-term assets during the latter period.  The average balance and yield of the Bank’s certificates of deposit at other financial institutions for the quarter ended March 31, 2007 was $6.2 million and 5.48%, respectively, as compared to an average balance of $2.7 million and a yield of 4.74% for the comparable quarter ended one-year earlier.

Interest Expense.  Total interest expense for the quarter ended March 31, 2007 increased by $503,000, from $374,000 to $877,000, when compared to the same three-month period one year earlier.  The increase was primarily due to increases in short-term interest rates, and to the increase in the average balances of the Bank’s interest-bearing deposits.  Average money market account balances increased $30.0 million, from $19.1 million for the quarter ended March 31, 2006 to $49.1 million for the quarter ended March 31, 2007.  Over those respective quarters the average costs for those balances increased 90 basis points, from 4.00% to 4.90%.  The average balances and costs of the Bank’s certificates of deposit portfolio increased to $18.1 million at an average cost of 4.92% over the quarter ended March 31, 2007, from $14.5 million at an average cost of 4.41% over the same quarter ended one-year earlier.  For the quarter ended March 31, 2007, the average balance of the Company’s borrowed funds was $54,000 and its average cost was 8.25%.  These borrowed funds were used by the Company to fund its formation costs and subsequent expenses.  Since the Company was formed during the quarter ended September 30, 2006, there were no borrowed funds during the quarter ended March 31, 2006.

Net Interest Income.  Net interest income was approximately $617,000 for the quarter ended March 31, 2007 as compared to $464,000 for the same quarter in the prior year.  The Bank’s average interest rate spread decreased to 1.92% for the quarter ended March 31, 2007 from 1.95% for the quarter ended March 31, 2006, while the net interest margin decreased to 2.77% from 3.28%, over the same respective periods.

Provision for Loan Losses.  For the three months ended March 31, 2007 the provision for loan losses was $4,000 as compared to $32,000 for the three months ended March 31, 2006, which was higher primarily because the portfolio’s net loan growth was greater in 2006 than in 2007.  Moreover, as a result of its analysis of the adequacy of the allowance for loan losses, the Company also determined that an increased provision was not warranted because the loan portfolio’s overall risk profile at March 31, 2007 had improved as compared to December 31, 2006.

Non-interest Income.  Non-interest income for the quarter ended March 31, 2007 increased $21,000 to approximately $103,000 as compared to $82,000 for the quarter ended March 31, 2006.  Service charges and fees increased by $44,000, from $19,000 for the quarter ended March 31, 2006 to $63,000 for the quarter ended March 31, 2007, primarily as a result of servicing a greater number of deposit and loan customers.  That increase was partially mitigated by a $34,000 decrease in the net gain on sales of real estate mortgage loans held for sale over the same comparable quarters, primarily because of a general softening in the overall housing market evident this year relative to last.  Other non-interest income categories increased to $13,000 for the quarter ended March 31, 2007 from $2,000 for the same quarter in 2006 primarily from annuity sales and rent earned from subletting excess office space.

Non-interest Expense.  Non-interest expense for the quarter ended March 31, 2007 increased $32,000 when compared to the same quarter in 2006.  Compensation and benefits decreased $2,000 primarily as a result of a reduction in commissions paid on a smaller volume of originated loans. The increases in occupancy and equipment expense and in data processing fees were primarily attributable to increases in rent, utilities and maintenance costs, and in servicing a greater number of deposit and loan customers, respectively.  Other non-interest expense increased to $223,000 for the quarter ended March 31, 2007, from $206,000 for the quarter ended March 31, 2006.  The $17,000 increase was primarily due to increases in professional and consulting fees, advertising, and other operating expenses related to the expansion of the Bank’s business activities.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the three months ended March 31 2007, the Company originated loans of approximately $10.1 million including real estate mortgage loans held for sale.  At March 31, 2007, the Company had outstanding loan origination commitments of $14.1 million (including one-to-four-family real estate mortgage loans held for sale of $4.0 million) and undisbursed lines of credit and construction loans in process of $9.9 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At March 31, 2007, total deposits were approximately $80.8 million of which approximately $17.5 million was in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from March 31, 2007 totaled $9.5 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

As stated earlier, the Company completed the holding company formation during the quarter ended September 30, 2006.  In order to pay the various costs associated with the formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which the Company exercised $56,000.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140.”  This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interest in securitized financial assets and other items.  The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  The Company has determined the adoption of this Statement does not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This Statement provides the following:  1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes inn fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to change in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative effect adjustment to retained earnings.  The Company has determined the adoption of this Statement does not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assts and financial liabilities at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company has not completed its evaluation of the impact of this Statement on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s consolidated financial position or results of operations.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of New York.  The Company does not expect the total amount of tax benefits to significantly increase in the next twelve months.

Item 3.  Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting.  The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operations Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of March 31, 2007 and found them to be adequate.

The Company maintains internal control over financial reporting.  There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None

Item 3.  Defaults on Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Reference to Previous Filing
Exhibit Number	Document	If Applicable

3.1	Articles of Incorporation	*

3.2	Amended Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement dated September 23, 2004	**
Between the Bank and Anthony P. Costa.

10.2	Employment Agreement dated September 23, 2004	**
Between the Bank and Philip Guarnieri

10.3	Employment Agreement dated October 20, 2005	**
Between the Bank and Arthur Budich

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

** Previously filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-4 filed on April 14, 2006 and subsequently amended on April 18, 2006, May 1, 2006 and May 23, 2006 and a post-effective amendment filed on June 9, 2006.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of May 15, 2007.

Empire State Bank, National Association

Date: May 15 , 2007	By:	/s/ Anthony P. Costa
Anthony P. Costa
Chairman and Chief Executive Officer

Date: May 15 , 2007	By:	/s/ Arthur W. Budich
Arthur W. Budich
Executive Vice President and Chief Financial Officer