Form 10QSB
period 2007-06-30
ES Bancshares, Inc.
filed 2007-08-13
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-QSB
_______________________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 9, 2007 there were 1,721,337 issued and outstanding shares of the Registrant’s Common Stock

Transitional Small Business Disclosure Format (Check One)   YES ☐    NO ☒.

ES BANCSHARES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

 ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,232	$2,734
Federal funds sold	11,886	11,609
Total cash and cash equivalents	14,118	14,343
Certificates of deposit at other financial institutions	5,497	5,746
Securities:
Available for sale, at fair value	7,740	9,443
Real estate mortgage loans held for sale	266	215
Loans receivable, net
Real estate mortgage loans	38,143	35,151
Commercial and lines of credit	13,146	10,903
Home equity and consumer loans	6,735	6,046
Construction loans	11,302	9,128
Deferred cost	372	344
Allowance for loan losses	(590)	(581)
Total loans receivable, net	69,108	60,991
Accrued interest receivable	507	515
Federal Reserve Bank stock	324	335
Federal Home Loan Bank stock	89	—
Goodwill	581	581
Office properties and equipment, net	707	741
Prepaid expenses	115	74
Other assets	55	55
Total assets	$99,107	$93,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$9,219	$8,156
Interest bearing	78,377	73,318
Borrowed funds	84	53
Accrued interest payable	124	130
Other liabilities	629	440
Total liabilities	88,433	82,097

Commitments and contingencies

Stockholders’ equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
1,721,237 shares of ES Bancshares, Inc.
issued at June 30, 2007, and 1,719,227 shares
issued at December 31, 2006)	17	17
Additional paid-in-capital	16,899	16,869
Accumulated deficit	(6,172)	(5,845)
Accumulated other comprehensive loss	(70)	(99)
Total stockholders’ equity	10,674	10,942
Total liabilities and stockholders’ equity	$99,107	$93,039

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Interest and dividend income:
Loans	$1,272	$793	$2,421	$1,410
Securities	92	99	191	182
Certificates of deposit	78	30	162	62
Fed Funds and other earning assets	117	120	279	226
Total interest and dividend income	1,559	1,042	3,053	1,880

Interest expense:
Deposits	892	533	1,768	907
Borrowed funds	1	—	2	—
Total interest expense	893	533	1,770	907

Net interest income	666	509	1,283	973

Provision for loan losses	5	18	9	50
Net interest income after provision for loan losses	661	491	1,274	923

Non-interest income:
Service charges and fees	81	22	154	41
Net gain on sales of real estate mortgage
loans held for sale	49	53	66	114
Other	11	2	24	4
Total non-interest income	141	77	244	159

Non-interest expense:
Compensation and benefits	449	434	935	922
Occupancy and equipment	155	168	316	320
Data processing service fees	43	35	84	68
Other	287	229	510	435
Total non-interest expense	934	866	1,845	1,745

Net (loss) before income taxes	(132)	(298)	(327)	(663)
Income tax expense	—	—	—	—
Net (loss)	$(132)	$(298)	$(327)	$(663)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	37	(32)	29	(59)
Comprehensive income (loss)	$(95)	$(330)	$(298)	$(722)

Weighted average:
Common shares	1,719,760	1,719,190	1,719,495	1,719,183
(Loss) per common share:
Basic	$(0.08)	$(0.17)	$(0.19)	$(0.39)
Basic & diluted	$(0.08)	$(0.17)	$(0.19)	$(0.39)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and JUNE 30, 2006
(Unaudited)
(In dollars except, share data)

	Capital Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total

Balance at January 1, 2006	1,719,177	$8,596	$8,276	$(4,418)	$(122)	$12,332

Exercise of stock warrants	50	—	1	— #	—	1

Stock based compensation, net	—	—	5	—	—	5

Comprehensive loss:
Net loss for the period	—	—	—	(663)	—	(663)
Net unrealized (loss) on available-
for-sale securities	—	—	—	—	(59)	(59)
Total comprehensive loss						(722)

Balance at June 30, 2006	1,719,227	$8,596	$8,282	$(5,081)	$(181)	$11,616

Balance at January 1, 2007	1,719,227	$17	$16,869	$(5,845)	$(99)	$10,942

Exercise of stock warrants	2,010	—	20	—	—	20

Stock based compensation	—	—	10	—	—	10

Comprehensive loss:
Net loss for the period	—	—	—	(327)	—	(327)
Net unrealized gain on available-
for-sale securities	—	—	—	—	29	29
Total comprehensive loss						(298)

Balance at June 30, 2007	1,721,237	$17	$16,899	$(6,172)	$(70)	$10,674

See accompanying notes to financial statements

ES Bancshares, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss for period	$(327)	$(663)
Adjustments to reconcile net losses to net cash
provided by operating activities:
Provision for loan losses	9	50
Depreciation expense	80	100
Amortization of deferred fees, discounts and premiums, net	1	(5)
Net originations on loans held for sale	15	450
Stock compensation expense	10	6
Net gain on sale of real estate mortgage loans held for sale	(66)	(114)
Changes in assets and liabilities
Increase in other assets	(32)	(275)
Increase in accrued expenses and other liabilities	184	91
Net cash used in operating activities	(126)	(360)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	4,146	3,249
Purchase of certificates of deposit at other financial institutions	(3,897)	(3,249)
Purchase of available-for-sale securities	(1,000)	(2,999)
Proceeds from principal payments and maturities of securities	2,731	565
Net disbursements for loan originations	(8,126)	(19,249)
Purchase of Federal Home Loan Bank stock	(89)	—
Redemption of Federal Reserve Bank stock	11	20
Leasehold improvements and acquisitions of capital assets	(46)	(15)
Net cash used in investing activities	(6,270)	(21,678)
Cash flows from financing activities:
Net increase in deposits	6,120	20,728
Proceeds of advance from line of credit	31	—
Proceeds from stock issuance	20	1
Net cash provided by financing activities	6,171	20,729

Net decrease in cash and cash equivalents	(225)	(1,309)
Cash and cash equivalents at beginning of period	14,343	10,801

Cash and cash equivalents at end of period	$14,118	$9,492

Supplemental cash flow information
Interest paid	$1,776	$858
Income taxes paid	$—	$—

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

Note 2.   Holding Company Formation

On August 15, 2006, the Bank reorganized into a one-bank holding company structure (the “Reorganization”).  In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the “Company”), a Maryland corporation, to serve as the holding company.  The Reorganization was effected by an exchange of all of the outstanding shares of Bank Common Stock for shares of Company Common Stock (the “Share Exchange”).  Following the Share Exchange, the Bank became a wholly-owned subsidiary of the Company and former shares of Bank Common Stock represent the same number of shares of Company Common Stock.

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

Note 4.   Summary of Significant Accounting Policies

Warrants

Effective April 15, 2007, the Company modified the terms of the warrants to purchase common stock of the Company by reducing the exercise price of $12.50 to $10.00 and extended the expiration date from June 28, 2007 to June 28, 2008.  There was no additional expense recognized as a result of the modification.  At June 30, 2007 the Company had 327,890 stockholder warrants issued and outstanding.  Additionally, there were 190,000 issued and outstanding organizer warrants as of June 30, 2007.  The organizer warrants are convertible into common shares at an exercise price of $10.00 and exercisable through June 27, 2009 and their original terms have not been modified.  The organizer warrants were valued at $323,000 and were expensed at the time of issuance in accordance with FAS 123. The fair value was determined using the minimum value method using the following assumptions: Grant date of June 28, 2004, $10.00 strike price, $10.00 fair value of a share of capital stock at grant date, risk-free rate of 3.8%, no dividends, five (5) year life and no volatility.

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

	2007	2006	2005

Risk free interest rate	4.74%	4.35%	3.98%

Expected option life	5.0	5.0	5.0

Expected stock price volatility	0.10%	0.10%	0.10%

Dividend yield	0.00%	0.00%	0.00%

Weighted average fair value of options
granted	$—	$2.20	$1.08

A summary of options outstanding under the Bank’s Stock Option Plan as of June 30, 2007, and changes during the six-month period then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (yrs.)
Outstanding at
January 1, 2007	147,750	$10.47	7.9
Granted	15,000	10.50	10.0
Exercised	—	—	—
Forfieited or expired	—	—	—
Outstanding at
June 30, 2007	162,750	$10.47	7.6

Options exerciseable at
June 30, 2007	97,150	$10.49	7.5

As of June 30, 2007, there was $48,844 of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 33 months.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the 327,890 stockholder warrants, or 190,000 organizer warrants, or 162,750 stock options were considered in computing diluted earnings (loss) per share because to do so would have been antidilutive.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.3 million at June 30, 2007.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has no operating history, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of June 30, 2007.

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

Non-Performing Assets

Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, or, in the opinion of management, there is sufficient reason to question the borrower’s ability to continue to meet principal or interest payment obligations.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  At and for the six-month period ending June 30, 2007, we had no non-accrual loans, nor did we have any non-accrual loans at and for the year ending December 31, 2006.

Classification of Assets

Regulations require that the Company classify its own assets on a regular basis and establish prudent valuation allowances based on such classifications.  In addition, in connection with examinations, OCC examiners have the authority to identify problem assets, and if appropriate, require that they be classified. There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  If a Company does not agree with an examiner’s classification of an asset, it may appeal this determination to the Regional Director of the OCC.  On the basis of management’s review, at June 30, 2007, the Bank had $275,686 of assets classified as substandard.  There were no assets classified as doubtful or loss.

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office location in New Paltz, New York.  The leases are for initial terms of 10 years and 15 years, respectively and have various renewal options.  Rent expense under operating leases was $70,000 for the three months ended June 30, 2007.  At June 30, 2007, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $106,000 in 2007, $215,000 in 2008, $219,000 in 2009, $226,000 in 2010, $229,000 in 2011 and a total of $1.1 million for 2012 and thereafter. The Bank’s lease obligation for its Staten Island, New York and Lynbrook, New York lending offices is on a month-to-month basis at $800 per month.

The Company also entered into a lease agreement for office space in Staten Island, New York at a cost of $2,700 per month where it plans on opening a full service branch banking facility, pending regulatory approval, prior to year-end.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at June 30, 2007 were limited to loan origination commitments of $19.5 million (including one-to-four family loans held for sale of $1.9 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $11.1 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at June 30, 2007 consisted of adjustable and fixed rate commitments of $14.3 million and $5.2 million respectively, with interest rates ranging from 5.00% to 10.00%.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 amounted to $99.1 million, representing an increase of $6.1 million, or 6.6%, from $93.0 million at December 31, 2006.  Asset growth during the period primarily reflected increases in total loans that were funded by deposit growth and decreases in securities available for sale.

Overall, total loans (loans receivable, net and mortgage loans held for sale) increased $8.2 million, or 13.4%, to $69.4 million at June 30, 2007 from $61.2 million at December 31, 2006.  During the six-month period commercial loans and commercial lines of credit increased $2.2 million, from $10.9 million to $13.1 million, home equity and consumer loans increased $689,000 from $6.0 million to $6.7 million, and construction loans increased $2.2 million, from $9.1 million to $11.3 million.  Commercial real estate mortgage loans increased $3.0 million, or 8.9%, from $33.6 million at December 31, 2006 to

$36.6 million at June 30, 2007, while residential mortgage loans, excluding mortgage loans held for sale, decreased $51,000 from $1.6 million to $1.5 million over the same six- month period.  Management may consider slowing loan growth in the future depending on economic, regulatory, deposit growth and capital considerations.

Total cash and cash equivalents at June 30, 2007 decreased $225,000 to $14.1 million from $14.3 million at December 31, 2006, while certificates of deposit at other financial institutions decreased $249,000 from $5.7 million to $5.5 million during the same period.  Total securities at June 30, 2007 decreased $1.7 million from $9.4 million at December 31, 2006 to $7.7 million.  Funds derived from the decreases in these asset classes were utilized towards the net increase in higher-yielding loans discussed above, in lieu of relying only on incremental higher-costing funding liabilities.

Interest earning deposits grew $5.1 million, or 7.0%, to $78.4 million at June 30, 2007 from $73.3 million at December 31, 2006.  The growth over the six-month period consisted of increases of $2.7 million in savings accounts and $2.7 million in certificates of deposit that were partially offset by decreases of $331,000 in money market accounts and $8,000 in NOW accounts.  Over the same six-month period non-interest bearing accounts increased from $8.2 million to $9.2 million.

Stockholders’ equity decreased by $268,000 to $10.7 million at June 30, 2007 from $10.9 million at December 31, 2006.  The decrease is primarily attributable to a net loss for the six-month period of $327,000 that was partially mitigated by a $30,000 increase in additional paid-in-capital that resulted mostly from the exercise of 2,010 shareholder warrants, and a decrease of $29,000 in the net unrealized loss in the market value of securities available-for-sale.

The ratio of stockholders’ equity to total assets decreased to 10.8% at June 30, 2007 from 11.8% at December 31, 2006.  Book value per share decreased to $6.20 at June 30, 2007 from $6.36 at December 31, 2006.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and six-month periods ended June 30, 2007 as compared to the comparable three and six-month periods ended June 30, 2006.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended June 30,
	2007			2006
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$68,129	$1,272	7.49%	$45,285	$793	7.02%
Fed Funds	8,653	112	5.19%	9,276	114	4.93%
Certificates of deposit	5,807	78	5.39%	2,343	30	5.14%
FRB Stock & FHLB Stock	329	5	6.10%	367	6	6.56%
Securities-available for sale	7,503	92	4.92%	8,944	99	4.44%
Total interest-earning assets	90,421	$1,559	6.92%	66,215	$1,042	6.31%

Allowance for loan losses	(586)			(139)
Cash & Due from banks	2,054			1,913
Other Non-interest earning assets	1,978			1,884
Total assets	$93,867			$69,873

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$1,187	$2	0.68%	$629	$1	0.64%
Money Market accounts	47,621	595	5.01%	28,822	332	4.62%
Regular savings accounts	7,117	64	3.61%	3,509	24	2.74%
Certficates of Deposit	18,406	231	5.03%	15,604	176	4.52%
Total interest-bearing deposits	74,331	892	4.81%	48,564	533	4.40%

Borrowings	68	1	8.25%	—	—	—
Total interest-bearing liabilities	$74,399	$893	4.82%	$48,564	$533	4.40%

Non-interest-bearing liabilities	8,827			9,514
Total liabilities	83,226			58,078

Stockholders’ equity	10,641			11,795
Total liabilities and stockholders’ equity	$93,867			$69,873
Net interest income		$666			$509

Average interest rate spread (1)			2.10%			1.91%
Net interest margin (2)			2.94%			3.07%
Net interest-earning assets (3)	$16,022			$17,651
Ratio of average interest-earning assets to
average interest-bearing liabilities			121.54%			136.35%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Six Months Ended June 30,

	2007			2006
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$65,251	$2,421	7.48%	$40,974	$1,410	6.94%
Fed Funds & other investments	10,253	268	5.20%	9,145	215	4.74%
Certificates of deposit	6,020	162	5.43%	2,541	62	4.92%
FRB Stock & FHLB Stock	351	11	6.32%	372	11	5.96%
Securities-available for sale	7,897	191	4.88%	8,332	182	4.40%
Total interest-earning assets	89,772	$3,053	6.86%	61,364	$1,880	6.18%

Allowance for loan losses	(584)			(126)
Cash & Due from banks	2,032			1,906
Other Non-interest earning assets	1,898			1,942
Total assets	$93,118			$65,086

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$1,014	$3	0.60%	$643	$1	0.33%
Money Market accounts	48,374	1,202	5.01%	23,985	521	4.38%
Regular savings accounts	6,279	109	3.50%	3,638	50	2.77%
Certficates of Deposit	18,237	454	5.02%	15,068	335	4.48%
Total interest-bearing deposits	73,904	1,768	4.82%	43,334	907	4.22%

Borrowings	59	2	8.25%	—	—	—
Total interest-bearing liabilities	$73,963	$1,770	4.83%	$43,334	$907	4.22%

Non-interest-bearing liabilities	8,449			9,751
Total liabilities	82,412			53,085

Stockholders’ equity	10,706			12,001
Total liabilities and stockholders’ equity	$93,118			$65,086
Net interest income		$1,283			$973

Average interest rate spread (1)			2.03%			1.96%
Net interest margin (2)			2.86%			3.20%
Net interest-earning assets (3)	$15,809			$18,030
Ratio of average interest-earning assets to
average interest-bearing liabilities			121.37%			141.61%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended June 30, 2007 and June 30, 2006

General.    For the quarter ended June 30, 2007, the Company recognized a net loss of $132,000, or ($0.08) per diluted share, as compared to a net loss of $298,000, or ($0.17) per diluted share, for the quarter ended June 30, 2006.

Interest Income.  Interest income amounted to $1.6 million for the quarter ended June 30, 2007, as compared to $1.0 million for the quarter ended June 30, 2006.  The increase was primarily attributable to the increase in average interest-earning assets, which increased to $90.4 million for the quarter ended June 30, 2007 from $66.2 million for the comparable quarter ended one year earlier, and to the higher yields that were realized in 2007 as compared to 2006 that resulted from higher market rates subsequent to the series of well-publicized increases in short-term interest rates up to June 2006 by the Federal Open Market Committee.  The average yield on interest-earning assets for the quarter ended June 30, 2007 was 6.92%, which was 61 basis points higher than the 6.31% yield on the Bank’s interest-earning assets for the quarter ended June 30, 2006.

Average loan balances increased by $22.8 million, from $45.3 million for the quarter ended June 30, 2006 to $68.1 million for the quarter ended June 30, 2007, while the average yield increased from 7.02% to 7.49% over the same respective periods.  The average balances of the Bank’s securities available for sale and its fed funds decreased by $1.4 million and $623,000, respectively, over the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.  The average yields on those respective interest-earning assets increased to 4.92% from 4.44%, and to 5.19% from 4.93%, over the same comparable periods primarily as a result of higher interest rates that were available to these short-term assets during the latter period.  The average balance and yield of the Bank’s certificates of deposit at other financial institutions for the quarter ended June 30, 2007 was $5.8 million and 5.39%, respectively, as compared to an average balance of $2.3 million and a yield of 5.14% for the comparable quarter ended one-year earlier.

Interest Expense.  Total interest expense for the quarter ended June 30, 2007 increased by $359,000 when compared to the same three-month period one year earlier.  The increase was primarily due to increases in short-term interest rates, and to the increase in the average balances of the Bank’s interest-bearing deposits.  Average money market account balances increased $18.8 million, from $28.8 million for the quarter ended June 30, 2006 to $47.6 million for the quarter ended June 30, 2007.  Over those respective quarters the average costs for those balances increased 39 basis points, from 4.62% to 5.01%.  The average balances and costs of the Bank’s certificates of deposit portfolio increased to $18.4 million at an average cost of 5.03% over the quarter ended June 30, 2007, from $15.6 million at an average cost of 4.52% over the same quarter ended one-year earlier.  For the quarter ended June 30, 2007, the average balance of the Company’s borrowed funds was $68,000 and its average cost was 8.25%.  These borrowed funds were used by the Company to fund its formation costs and subsequent expenses.  Since the Company was formed during the quarter ended September 30, 2006, there were no borrowed funds during the quarter ended June 30, 2006.

Net Interest Income.  Net interest income was approximately $666,000 for the quarter ended June 30, 2007 as compared to $509,000 for the same quarter in the prior year.  The Bank’s average interest rate spread increased to 2.10% for the quarter ended June 30, 2007 from 1.91% for the quarter ended June 30, 2006, while the net interest margin decreased to 2.94% from 3.07%, over the same respective periods.

Provision for Loan Losses.  For the three months ended June 30, 2007 the provision for loan losses was $5,000 as compared to $18,000 for the three months ended June 30, 2006, which was higher primarily because the portfolio’s net loan growth was greater in 2006 than in 2007.  Moreover, as a result of its analysis of the adequacy of the allowance for loan losses, the Company also determined that an increased provision was not warranted because the loan portfolio’s overall risk profile at June 30, 2007 had improved as compared to June 30, 2006.

Non-interest Income.  Non-interest income for the quarter ended June 30, 2007 was approximately $141,000 as compared to $77,000 for the quarter ended June 30, 2006.  Service charges and fees increased $59,000 from $22,000 in 2006 to $81,000 in 2007 primarily as a result of the Bank’s increased number of customer relationships.  The net gain on sale of real estate mortgages held for sale decreased to $49,000 from $53,000 primarily because of a general softening in the overall housing market evident this year relative to last.  Other non-interest income categories increased to $11,000 from $2,000 primarily from annuity sales and rent earned from subletting excess office space.

Non-interest Expense.  Non-interest expense for the quarter ended June 30, 2007 increased $68,000 when compared to the same quarter in 2006.  Compensation and benefits increased $15,000 primarily from salary increases necessary to attract and retain an experienced staff committed to originating and servicing an increased number of loan and deposit customer relationships.  Data processing service fees increased $8,000 because of the added expense required to service the Bank’s larger customer base.  Occupancy and equipment expense decreased $13,000 primarily because higher maintenance costs incurred in the quarter ended June 30, 2006 were unnecessary in the same quarter of the current year.  Other non-interest expense increased to $287,000 for the quarter ended June 30, 2007 from $229,000 for the quarter ended June 30, 2006.  The $58,000 increase was primarily due to increases in professional and consulting fees, advertising, shareholder communications, and other operating expenses related to the expansion of the Bank’s business activities, and the introduction of online banking to the Bank’s account holders.

Income Tax Expense.  We receive no tax benefit from our net operating losses as they are being carried forward and will be available to reduce future taxable income.

Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006

General.  For the six months ended June 30, 2007, the Bank recognized a net loss of $327,000, or ($0.19) per diluted share, as compared to a net loss of $663,000, or ($0.39) per diluted share, for the comparable six-month period ended one year earlier.  The $336,000 improvement is primarily the result of increased interest and non-interest income attributable to the Bank’s larger asset size and the investment of cash into higher yielding assets, which was partially mitigated by higher funding costs and increased operating expenses.

Interest Income.  Compared to the first six months of 2006, interest income for the six-month period ended June 30, 2007 increased $1.2 million, or 63.2%, to $3.1 million from $1.9 million.  The increase was primarily attributable to the increase in average interest-earning assets to $89.8 million for the six-month period ended June 30, 2007 from $61.4 million for the comparable six-month period ended one year earlier, and to the higher yields associated with those assets.  Over the comparable periods average loan balances increased from $41.0 million to $65.3 million, while their average yield increased from 6.94% to 7.48%.  The average balances of the securities available for sale decreased by $435,000 from $8.3 million to $7.9 million, while the average balances of its fed funds and other investments increased by nearly $1.2 million from $9.1 million to $10.3 million, over the six-month period ended June 30, 2007 as compared to the same six-month period in the previous year.  As a result of higher yields, the interest earned by both asset categories increased $9,000 and $53,000, respectively, over the comparable six-month periods.  During the six-month period ended June 30, 2007 the Bank increased its investment in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months.  The average balance and average yield of this asset segment was $6.0 million and 5.43%, respectively.  By comparison, the average balance and average yield of the Bank’s certificates of deposit was $2.5 million and 4.92%, respectively, for the six-month period ended June 30, 2006.

Interest Expense.  Total interest expense for the six-month period ended June 30, 2007 increased by $863,000 when compared to the six-month period ended June 30, 2006.  The increase was primarily due to an increase in the average balances of interest-bearing deposits, which increased from $43.3 million over the six-month period ended June 30, 2006 to nearly $74.0 million over the six-month period ended June 30, 2007, and an increase in the average costs from 4.22% to 4.82% associated with those deposits over the same respective periods.  Average money market account balances increased $24.4 million, from $24.0 million for the six-month period ended June 30, 2006 to $48.4 million for the same six-month period ended one year later.  Over those respective periods, the average costs for those balances increased 63 basis points, from 4.38% to 5.01%.  The average balances of the Bank’s certificates of deposit increased $3.1 million, from $15.1 million over the six-month period ended June 30, 2006 to $18.2 million over the six-month period ended June 30, 2007.  The average cost of those deposits increased to 5.02% from 4.48% over the same respective periods.

Provision for Loan Losses.  The provision for loan losses for the six months ended June 30, 2007 decreased $41,000 compared to the six months ended June 30, 2006 primarily because the portfolio’s net loan growth was greater in 2006 than in 2007, and, as discussed previously, following its analysis of the adequacy of the allowance for loan losses, the Company determined that an increased provision was not warranted because the loan portfolio’s overall risk profile at June 30, 2007 had improved as compared to June 30, 2006.

Net Interest Income.  Net interest income was approximately $1.3 million for the six-month period ended June 30, 2007 as compared to $973,000 for the six-month period ended June 30, 2006.  The average interest rate spread increased to 2.03% from 1.96%, while the net interest margin decreased to 2.86% from 3.20%, over the same comparable periods

Non-Interest Income.  Non-interest income for the six-month period ended June 30, 2007 totaled $244,000, which represented an increase of $85,000 from the $159,000 earned over the six-month period ended June 30, 2006.  Most of the change resulted from a $113,000 increase in service charges and fees earned from an increased number of deposit and loan customer relationships that was mitigated by a $48,000 decrease in the net gain on the sale of real estate mortgage loans held for sale that decreased because of a decrease in real estate mortgage loan sale activity.  There was also a $20,000 increase in other categories of non-interest income, attributable, primarily, to increased earnings from the sale of annuities and rent earned from subletting excess office space

Non-Interest Expense.  Non-interest expense for the six-month period ended June 30, 2007 increased $100,000 to $1.8 million from $1.7 million for the six-month period ended June 30, 2006.  Compensation and benefits increased $13,000, or 1.4%, from salary increases necessary to attract and retain an experienced staff committed to originating and servicing an increased number of loan and deposit customer relationships.  Occupancy and equipment expense decreased $4,000 primarily because higher maintenance costs incurred over the six-month period ended June 30, 2006 were unnecessary in the same six-month period of the current year.  Data processing service fees increased $16,000 because of the added expense required to service the Bank’s larger customer base.  Other non-interest expense increased to $510,000 for the six-month period ended June 30, 2007 from $435,000 for the comparable six-month period ended June 30, 2006.  The $75,000 increase was primarily due to increases in professional and consulting fees, advertising, shareholder communications, and other operating expenses related to the expansion of the Bank’s business activities and introduction of online banking as stated earlier.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2007, the Company originated loans of approximately $21.5 million including real estate mortgage loans held for sale.  At June 30, 2007, the Company had outstanding loan origination commitments of $19.5 million (including one-to-four-family real estate mortgage loans held for sale of $1.9 million) and undisbursed lines of credit and construction loans in process of $11.1 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At June 30, 2007, total deposits were approximately $87.6 million of which approximately $22.0 million was in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from June 30, 2008 totaled $13.7 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

As stated earlier, the Company completed the holding company formation during the quarter ended September 30, 2006.  In order to pay the various costs associated with the formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which the Company exercised $84,000.

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
Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  As of June 30, 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors.

Management believes that, as of June 30, 2007 and December 31, 2006, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution at June 30, 2007 and December 31, 2006.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2007
Tier I (core)capital	$10,239	10.3%	$2,973	3.0%	$4,955	5.0%
Risk-based capital:
Tier I	10,239	13.2	N/A	N/A	4,657	6.0
Total	10,829	14.0	6,209	8.0	7,761	10.0

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006
Tier I (core)capital	$10,522	11.3%	$2,791	3.0%	$4,652	5.0%
Risk-based capital:
Tier I	10,522	15.2	N/A	N/A	4,145	6.0
Total	11,103	16.1	5,527	8.0	6,908	10.0

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s consolidated financial position or results of operations.  The Company is no longer subject to examination by taxing authorities for years before 2002.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of New York.  The Company does not expect the total amount of tax benefits to significantly increase in the next twelve months.

Item 3.   Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting.  The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operations Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of June 30, 2007 and found them to be adequate.

The Company maintains internal control over financial reporting.  There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2.   Unregistered Sales of Securities and Use of Proceeds

None

Item 3.   Defaults on Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 3, 2007.  The matters considered and voted on at the annual meeting and the vote of the stockholders were as follows:

Proposal No. 1

The election of directors, each for a three-year term.

	For	Withheld

William W. Davenport	989,294	6,750

Peter B. Ferrante	994,294	1,750

Andrew G. Finkelstein	994,294	1,750

Gale L. Foster	994,294	1,750

Thomas D. Weddell	994,294	1,750

Proposal No. 2

The ratification of the appointment of Crowe Chizek and Company LLC as auditors for the Company for the year ending December 31, 2007.

	For	Against	Abstain

Number of Votes	991,044	250	4,750

Percentage of shares voted	99.50%	0.02%	0.48%

Item 5.   Other Information

None

Item 6.   Exhibits
Reference to Previous Filing
Exhibit Number	Document	If Applicable

3.1	Articles of Incorporation	*

3.2	Amended Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement dated September 23, 2004 Between the Bank and Anthony P. Costa.	**

10.2	Employment Agreement dated September 23, 2004 Between the Bank and Philip Guarnieri	**

10.3	Employment Agreement dated October 20, 2005 Between the Bank and Arthur Budich	**

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of August 13, 2007.

Empire State Bank, National Association

Date: August 13, 2007	By:	/s/ Anthony P. Costa
Anthony P. Costa
Chairman and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Arthur W. Budich
Arthur W. Budich
Executive Vice President and Chief Financial Officer