Form 10QSB
period 2007-09-30
ES Bancshares, Inc.
filed 2007-11-08
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-QSB
_______________________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 6, 2007 there were 1,721,437 issued and outstanding shares of the Registrant’s Common Stock.

Transitional Small Business Disclosure Format (Check One)   YES ☐    NO ☒.

ES BANCSHARES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

PART I.  Item 1.

ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents:
Cash and due from banks	$1,412	$2,734
Federal funds sold	6,320	11,609
Total cash and cash equivalents	7,732	14,343
Certificates of deposit at other financial institutions	5,795	5,746
Securities:
Available for sale, at fair value	10,067	9,443
Real estate mortgage loans held for sale	354	215
Loans receivable, net
Real estate mortgage loans	44,468	35,151
Commercial and lines of credit	13,276	10,903
Home equity and consumer loans	7,164	6,046
Construction or development loans	6,532	9,128
Deferred cost	380	344
Allowance for loan losses	(617)	(581)
Total loans receivable, net	71,203	60,991
Accrued interest receivable	566	515
Federal Reserve Bank stock	324	335
Federal Home Loan Bank stock	89	—
Goodwill	581	581
Office properties and equipment, net	718	741
Prepaid expenses	168	74
Other assets	62	55
Total assets	$97,659	$93,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$9,196	$8,156
Interest bearing	76,773	73,318
Borrowed funds	84	53
Accrued interest payable	130	130
Other liabilities	888	440
Total liabilities	87,071	82,097

Commitments and contingencies

Stockholders’ equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
1,721,437 shares issued at September 30, 2007	17	17
1,719,227 shares issued at December 31, 2006)
Additional paid-in-capital	16,906	16,869
Accumulated deficit	(6,310)	(5,845)
Accumulated other comprehensive loss	(25)	(99)
Total stockholders’ equity	10,588	10,942
Total liabilities and stockholders’ equity	$97,659	$93,039

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Interest and dividend income:
Loans	$1,317	$1,032	$3,738	$2,442
Securities	105	107	296	289
Certificates of deposit	81	42	243	103
Fed Funds and other earning assets	121	141	400	367
Total interest and dividend income	1,624	1,322	4,677	3,201

Interest expense:
Deposits	933	747	2,701	1,653
Borrowed funds	2	1	4	1
Total interest expense	935	748	2,705	1,654

Net interest income	689	574	1,972	1,547

Provision for loan losses	27	344	36	394
Net interest income after provision for loan losses	662	230	1,936	1,153

Non-interest income:
Service charges and fees	71	58	225	99
Net gain on sales of real estate mortgage loans held for sale	69	30	135	144
Other	33	17	57	21
Total non-interest income	173	105	417	264

Non-interest expense:
Compensation and benefits	520	472	1,455	1,394
Occupancy and equipment	156	153	472	473
Data processing service fees	52	37	136	104
Other	245	254	755	690
Total non-interest expense	973	916	2,818	2,661

Net (loss) before income taxes	(138)	(581)	(465)	(1,244)
Income tax expense	—	—	—	—
Net (loss)	$(138)	$(581)	$(465)	$(1,244)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	45	(70)	74	(43)
Comprehensive income (loss)	$(93)	$(651)	$(391)	$(1,287)

Weighted average:
Common shares	1,721,336	1,719,227	1,720,115	1,719,198
(Loss) per common share:
Basic & diluted	$(0.08)	$(0.34)	$(0.27)	$(0.72)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(In thousands of dollars except, share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at January 1, 2006	1,719,177	$8,596	$8,276	$(4,418)	$(122)	$12,332

Exchange of 1,719,227 shares of
Empire State Bank, NA $5.00 par
value for 1,719,227 shares of
ES Bancshares, Inc. $0.01 par value	—	(8,579)	8,579	—	—	—

Exercise of stock warrants	50	—	1	—	—	1

Stock based compensation, net	—	—	9	—	—	9

Comprehensive loss:
Net loss for the period	—	—	—	(1,244)	—	(1,244)
Net unrealized (loss) on available-for-sale securities	—	—	—	—	20	20
Total comprehensive loss						(1,224)

Balance at September 30, 2006	1,719,227	$17	$16,865	$(5,662)	$(102)	$11,118

Balance at January 1, 2007	1,719,227	$17	$16,869	$(5,845)	$(99)	$10,942

Exercise of stock warrants	2,210	—	22	—	—	22

Stock based compensation	—	—	15	—	—	15

Comprehensive loss:
Net loss for the period	—	—	—	(465)	—	(465)
Net unrealized gain on available-for-sale securities	—	—	—	—	74	74
Total comprehensive loss						(391)

Balance at September 30, 2007	1,721,437	$17	$16,906	$(6,310)	$(25)	$10,588

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss for period	$(465)	$(1,244)
Adjustments to reconcile net losses to net cash provided by operating activities:
Provision for loan losses	36	394
Depreciation expense	130	147
Amortization of deferred fees, discounts and premiums, net	2	(5)
Net originations on loans held for sale	(4)	519
Net gain on sale of real estate mortgage loans held for sale	(135)	(144)
Stock compensation expense	15	9
Changes in assets and liabilities
Increase in other assets	(152)	(293)
Increase in accrued expenses and other liabilities	449	423
Net cash used in operating activities	(124)	(194)
Cash flows from investing activities:
Maturity of cerfificates of deposit at other financial institutions	6,645	3,249
Purchase of cerfificates of deposit at other financial institutions	(6,694)	(4,098)
Purchase of available-for-sale securities	(3,500)	(5,397)
Proceeds from principal payments and maturities/calls of securities	2,947	2,084
Net disbursements for loan originations	(10,248)	(25,898)
Purchase of Federal Home Loan Bank stock	(89)
Redemption of Federal Reserve Bank stock	11	30
Leasehold improvements and acquisitions of capital assets	(107)	(17)
Net cash used in investing activities	(11,035)	(30,047)
Cash flows from financing activities:
Net increase in deposits	4,495	31,494
Proceeds of advance from line of credit	31	50
Proceeds from stock issuance	22	1
Net cash provided by financing activities	4,548	31,545

Net increase (decrease) in cash and cash equivalents	(6,611)	1,304
Cash and cash equivalents at beginning of period	14,343	10,801

Cash and cash equivalents at end of period	$7,732	$12,105

Supplemental cash flow information
Interest paid	$2,705	$1,574
Income taxes paid	$—	$—

See accompanying notes to financial statements

ES BANCSHARES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.	Commencement of Operations

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

Warrants

Effective April 15, 2007, the Company modified the terms of the warrants to purchase common stock of the Company by reducing the exercise price of $12.50 to $10.00 and extended the expiration date from June 28, 2007 to June 28, 2008.  There was no additional expense recognized as a result of the modification.  At September 30, 2007 the Company had 327,690 stockholder warrants issued and outstanding.  Additionally, there were 190,000 issued and outstanding organizer warrants as of September

30, 2007.  The organizer warrants are convertible into common shares at an exercise price of $10.00 and exercisable through June 27, 2009 and their original terms have not been modified.  The organizer warrants were valued at $323,000 and were expensed at the time of issuance in accordance with FAS 123. The fair value was determined using the minimum value method using the following assumptions: Grant date of June 28, 2004, $10.00 strike price, $10.00 fair value of a share of capital stock at grant date, risk-free rate of 3.8%, no dividends, five (5) year life and no volatility.

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

A summary of options outstanding under the Company’s Stock Option Plan as of September 30, 2007, and changes during the nine-month period then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (yrs.)

Outstanding at January 1, 2007	147,750	$10.47	7.1
Granted	15,000	10.50	9.3
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at September 30, 2007	162,750	$10.47	7.3

Options exerciseable at September 30, 2007	97,150	$10.49	7.2

As of September 30, 2007, there was $44,036 of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 30 months.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the 327,690 stockholder warrants, or 190,000 organizer warrants, or 162,750 stock options were considered in computing diluted earnings (loss) per share because to do so would have been antidilutive.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.3 million at September 30, 2007.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has no operating history, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of September 30, 2007.

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

Non-Performing Assets

Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due, or, in the opinion of management, there is sufficient reason to question the borrower’s ability to continue to meet principal or interest payment obligations.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  At and for the nine-month period ending September 30, 2007, we had one non-accrual loan in the amount of $10,000.  We did not have any non-accrual loans at and for the year ending December 31, 2006.

Classification of Assets

Regulations require that the Company classify its own assets on a regular basis and establish prudent valuation allowances based on such classifications.  In addition, in connection with examinations, Office of the Comptroller of the Currency (the “OCC”) examiners have the authority to identify problem assets, and if appropriate, require that they be classified. There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  If a bank does not agree with an examiner’s classification of an asset, it may appeal this determination to the Regional Director of the OCC.  On the basis of management’s review, at September 30, 2007, the Bank had $275,255 of assets classified as substandard.  There were no assets classified as doubtful or loss.

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office location in New Paltz, New York.  The leases are for initial terms of 10 years and 15 years, respectively and have various renewal options.  Rent expense under operating leases was $70,000 for the three months ended September 30, 2007.  At September 30, 2007, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $53,000 in 2007, $215,000 in 2008, $219,000 in 2009, $226,000 in 2010, $229,000 in 2011 and a total of $1.1 million for 2012 and thereafter. The Bank’s lease obligation for its Staten Island, New York and Lynbrook, New York lending offices is on a month-to-month basis at $800 per month.

The Company also entered into a lease agreement for office space in Staten Island, New York at a cost of $2,700 per month and applied to the OCC for permission to open a full service branch banking facility.  Subsequent to the OCC’s approval the Company renovated the office, hired and trained a team of experienced managers and employees, and will be opening the new branch office in mid-November 2007.  We currently estimate that the new branch will result in a $32,000 increase in our monthly operating expenses.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at September 30, 2007 were limited to loan origination commitments of $14.4 million (including one- to four-family loans held for sale of $3.2 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $12.3 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at September 30, 2007 consisted of adjustable and fixed rate commitments of $10.0 million and $4.4 million respectively, with interest rates ranging from 5.00% to 10.00%.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 amounted to nearly $97.7 million, representing an increase of approximately $4.7 million, or 5.0%, from $93.0 million at December 31, 2006.  Asset growth during the period primarily reflected increases in total loans and securities that were funded by deposit growth and decreases in cash and cash equivalents.

Overall, total loans (loans receivable, net and mortgage loans held for sale) increased $10.4 million, or 17.0%, from $61.2 million at December 31, 2006 to $71.6 million at September 30, 2007.  During that nine-month period commercial real estate mortgage loans increased $6.0 million, or 17.9%, from $33.6 million to $39.6 million, while residential mortgage loans, excluding mortgage loans held for sale, remained unchanged at $1.5 million.  Commercial loans and commercial lines of credit increased $2.4 million, or 22.0% from $10.9 million at December 31, 2006, to $13.3 million at September 30, 2007, and home equity and consumer loans increased nearly $1.2 million, or 20.0% from $6.0 million to $7.2 million over the same nine-month period.  Concurrently, construction loan balances decreased $2.6 million, or 28.6%, to $6.5 million at September 30, 2007 from $9.1 million at December 31, 2006, as a result of contractual repayments of principal that occurred upon the completion of a number of associated projects.  Future growth in construction loans as well as in the other loan categories will depend on economic conditions (including prevailing real estate values) as well as regulatory, deposit growth and capital considerations.

Total securities, which are comprised solely of U.S. government agency and U.S. government sponsored agency debt obligations, increased $624,000, or 6.6% from $9.4 million at December 31, 2006 to $10.1 million at September 30, 2007, while certificates of deposit at other financial institutions increased from $5.7 million to $5.8 million during the same period.  At September 30, 2007 the balance of cash and cash equivalents totaled $7.7 million as compared to $14.3 million at December 31, 2006.  The decrease of $6.6 million, or 46.2% resulted as those available funds were deployed into the relatively higher-yielding loans and investments discussed above, in lieu of relying primarily on incremental higher-costing liabilities.

Funding for the growth in total assets was provided primarily by a $4.5 million increase in total deposits.  Interest bearing deposits grew $3.5 million, or 4.8%, to $76.8 million at September 30, 2007 from $73.3 million at December 31, 2006.  That growth over the nine-month period consisted of increases of $4.3 million in savings accounts and $2.3 million in certificates of deposit that were partially offset by decreases of $3.1 million in money market accounts and $19,000 in NOW accounts.  Over the same nine-month period non-interest bearing accounts increased $1.0 million, or 12.2% from $8.2 million to $9.2 million.

Stockholders’ equity decreased by $354,000 to $10.6 million at September 30, 2007 from $10.9 million at December 31, 2006.  The decrease is primarily attributable to a net loss for the nine-month period of $465,000 that was partially mitigated by a $37,000 increase in additional paid-in-capital that resulted mostly from the exercise of 2,210 shareholder warrants, and a decrease of $74,000 in the net unrealized loss in the market value of securities available-for-sale.

The ratio of stockholders’ equity to total assets decreased to 10.8% at September 30, 2007 from 11.8% at December 31, 2006.  Book value per share decreased to $6.15 at September 30, 2007 from $6.36 at December 31, 2006.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Analysis of Net Interest Income

           The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and nine-month periods ended September 30, 2007 as compared to the comparable three and nine-month periods ended September 30, 2006.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended September 30,

	2007			2006
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$71,504	$1,317	7.37%	$56,599	$1,032	7.29%
Fed Funds	8,772	114	5.16%	10,362	136	5.21%
Certificates of deposit	5,917	81	5.43%	3,059	42	5.45%
FRB Stock	468	7	5.98%	356	5	6.07%
Securities-available for sale	8,297	105	5.06%	9,232	107	4.62%
Total interest-earning assets	94,958	$1,624	6.84%	79,608	$1,322	6.59%

Allowance for loan losses	(607)			(180)
Cash & Due from banks	1,983			1,840
Other Non-interest earning assets	1,915			2,086
Total assets	$98,249			$83,354

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$1,657	$5	1.20%	$1,080	$1	0.37%
Money Market accounts	46,958	583	4.93%	39,940	494	4.91%
Regular savings accounts	8,399	76	3.59%	3,596	25	2.76%
Certficates of Deposit	21,294	269	5.01%	18,590	227	4.84%
Total interest-bearing deposits	78,308	933	4.73%	63,206	747	4.69%

Borrowings	84	2	8.25%	41	1	8.75%
Total interest-bearing liabilities	$78,392	$935	4.73%	$63,247	$748	4.69%

Non-interest-bearing liabilities	9,003			8,626
Total liabilities	87,395			71,873

Stockholders’ equity	10,854			11,481
Total liabilities and stockholders’ equity	$98,249			$83,354
Net interest income		$689			$574

Average interest rate spread (1)			2.11%			1.90%
Net interest margin (2)			2.90%			2.89%
Net interest-earning assets (3)	$16,566			$16,361
Ratio of average interest-earning assets to average interest-bearing liabilities			121.13%			125.87%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended September 30,

	2007			2006
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$67,737	$3,738	7.36%	$46,183	$2,443	7.05%
Fed Funds & other investments	9,734	383	5.19%	9,550	350	4.90%
Certificates of deposit	5,985	243	5.43%	2,714	104	5.12%
FRB Stock	418	17	5.42%	367	16	5.99%
Securities-available for sale	8,034	296	4.91%	8,632	289	4.46%
Total interest-earning assets	91,908	$4,677	6.80%	67,446	$3,202	6.35%

Allowance for loan losses	(592)			(144)
Cash & Due from banks	2,018			1,884
Other Non-interest earning assets	1,898			1,990
Total assets	$95,232			$71,176

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$1,232	$8	0.87%	$789	$1	0.31%
Money Market accounts	47,888	1,785	4.98%	29,304	1,015	4.63%
Regular savings accounts	6,997	185	3.54%	3,623	75	2.77%
Certficates of Deposit	19,267	723	5.02%	16,242	562	4.63%
Total interest-bearing deposits	75,384	2,701	4.79%	49,958	1,653	4.42%

Borrowings	67	4	8.75%	41	1	0
Total interest-bearing liabilities	$75,451	$2,705	4.79%	$49,999	$1,654	4.42%

Non-interest-bearing liabilities	8,660			9,376
Total liabilities	84,111			59,375

Stockholders’ equity	11,121			11,801
Total liabilities and stockholders’ equity	$95,232			$71,176
Net interest income		$1,972			$1,548

Average interest rate spread (1)			2.01%			1.93%
Net interest margin (2)			2.87%			3.07%
Net interest-earning assets (3)	$16,457			$17,447
Ratio of average interest-earning assets to average interest-bearing liabilities			121.81%			134.89%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended September 30, 2007 and September 30, 2006

General.    For the quarter ended September 30, 2007, the Company recognized a net loss of $138,000, or ($0.08) per diluted share, as compared to a net loss of $581,000, or ($0.34) per diluted share, for the comparable quarter ended one year earlier.  The decreased loss is primarily the result of a decrease to the provision for loan losses, and, to a lesser extent, to increases in net interest income and non-interest income, that were partially mitigated by an increase in non-interest expense.  Losses from operations are expected to continue until the Bank achieves a higher sustainable level of loans and core deposits.

Interest Income.  Interest income amounted to $1.6 million for the quarter ended September 30, 2007, as compared to $1.3 million for the quarter ended September 30, 2006.  The increase of $302,000, or 22.8%, was primarily attributable to the increase in average interest-earning assets, which increased to $95.0 million for the quarter ended September 30, 2007 from $79.6 million for the comparable quarter ended one year earlier, and to the higher overall yields over the same respective periods.  During the quarter ended September 30, 2007 short-term interest rates decreased prior to and after the Federal Open Market Committee formally lowered its Federal Funds target rate from 5.25% to 4.75% at its September meeting.  That decision had a more immediate impact on the yields earned by the Company’s federal funds sold, which fell to 5.16%, and certificates of deposit at other financial institutions, which decreased to 5.43%, than on the yields of its generally longer-term loans and securities available for sale, which increased to 7.37% and 5.06%, respectively.  Average loan balances and the average balance of certificates of deposit at other financial institutions grew by $14.9 million and $2.9 million, respectively, for the quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006, while the average balances of fed funds sold and securities available for sale decreased $1.6 million and $900,000, respectively, over the same comparable quarters.

Interest Expense.  Total interest expense for the quarter ended September 30, 2007 increased by $187,000, or 25.0%, when compared to the same three-month period one year earlier.  The increase was primarily due to the increase in the average balances of the Company’s interest-bearing liabilities, which increased $15.2 million, or 24.1%, from $63.2 million for the quarter ended September 30, 2006 to $78.4 million for the quarter ended September 30, 2007, and to the generally higher costs associated with those liabilities leading up to the reduction to the Federal Open Market Committee’s Federal Funds target rate mentioned above.  For the quarter ended September 30, 2007, average money market account balances increased $7.0 million, or 17.6%, to $47.0 million as compared to the quarter ended September 30, 2006.  The cost of those average balances increased to 4.93% from 4.91%, respectively, for the quarter ended September 30, 2007 as compared to the same quarter ended one year earlier.  Over the same respective periods, the average balances and costs of regular savings accounts increased $4.8 million, or 133% from $3.6 million at a cost of 2.76%, to $8.4 million, at an average cost of 3.59%.  The average balances and costs of the Bank’s certificates of deposit portfolio increased $2.7 million, or 14.5% to $21.3 million at an average cost of 5.01% over the quarter ended September 30, 2007, from $18.6 million at an average cost of 4.84% over the same quarter ended one-year earlier.  For the quarter ended September 30, 2007, the average balance of the Company’s borrowed funds was $84,000 and its average cost was 8.25%.  These borrowed funds were used primarily for expenses that pertained to the Company’s formation during the quarter ended September 30, 2006, and, to a lesser degree, for various expenses incurred by the Company for its annual meeting and the production and distribution of its annual report and proxy statement to the shareholders of record.

Net Interest Income.  Net interest income was approximately $689,000 for the quarter ended September 30, 2007 as compared to $574,000 for the same quarter in the prior year.  The Bank’s average interest rate spread increased to 2.11% for the quarter ended September 30, 2007 from 1.90% for the quarter ended September 30, 2006, while the net interest margin increased to 2.90% from 2.89%, over the same respective periods.

Provision for Loan Losses.  For the three months ended September 30, 2007 the provision for loan losses decreased $317,000 as compared to the three months ended September 30, 2006.  The provision in 2006 resulted primarily from a changed and enhanced methodology for establishing provisions for the allowance of loan losses that the Company adopted at that time.

Prior to the quarter ended September 30, 2006, the Company, as a de novo institution, did not have any historical loan losses to enable management to estimate the probable credit losses imbedded within the portfolio.  Alternatively, along with other criteria, the Company previously considered peer group credit loss data each period in providing the provision, which, based on the moderate growth exhibited by the loan portfolio, was deemed appropriate.  However, in consideration of the significant increase in commercial real estate loan, commercial business loan, and construction loan balances, the Company believed it appropriate to change its methods for establishing provisions and expanded its risk analysis methodologies.  Management bifurcated the loan portfolio segments into various pools in order to better evaluate the risks to credits associated by distinct geographic and business type concentrations.  Additional risk was associated to portions of the increase in commercial real estate loan balances that resulted from loan participations because of potential different lead-bank underwriting standards, and to the absence of a direct relationship between the Company and those borrowers.  Moreover, management determined that the weakening local economy probably had a detrimental impact on the Company’s business borrowers, most of which had only a short-term relationship with the Company.  Accordingly, based on that quantitative and qualitative overall assessment, the Company concluded that a more significant provision was appropriate given the relatively unseasoned nature of the loan portfolio.

Non-interest Income.  Non-interest income for the quarter ended September 30, 2007 was approximately $173,000 as compared to $105,000 for the comparable quarter ended one year earlier.  The increased income resulted primarily from servicing an increased number of loan and deposit customers.   For the quarter ended September 30, 2007, income earned from the net gain on sale of real estate mortgage loans held for sale increased to $69,000 from $30,000, income from service charges and fees increased to $71,000 from $58,000, and other non-interest income, comprised principally of income earned from the sale of annuities, increased to $33,000 from $17,000 as compared to the quarter ended September 30, 2006.

Non-interest Expense.  Non-interest expense for the quarter ended September 30, 2007 increased $57,000 when compared to the same quarter in 2006.  Compensation and benefits increased $48,000 primarily due to merit salary increases over the prior period’s base level and sales related commissions.  Data processing service fees increased contractually by $15,000 primarily as a result of the increased number of loan and deposit customer relationships that are now serviced.  Other non-interest expense decreased $9,000 primarily from decreases in advertising expenses and professional and consulting fees that were partially offset by increases in most other operating expenses related to the expansion of the Bank’s business activities.

Income Tax Expense.  We receive no tax benefit from our net operating losses as they are being carried forward and will be available to reduce future taxable income.

Results of Operations for the Nine Months Ended September 30, 2007 and September 30, 2006

General.  For the nine months ended September 30, 2007, the Bank recognized a net loss of $465,000, or ($0.27) per diluted share, as compared to a net loss of $1.2 million, or ($0.72) per diluted share, for the comparable nine-month period ended one year earlier.  The $779,000 improvement is primarily the result of increased net interest income attributable to the Bank’s larger asset size, the decreased provision for loan losses discussed earlier related to the revised methodology that management adopted during the third quarter of 2006, and increased non-interest income related to the Bank’s growing business activities that were mitigated by increased operating expenses.

Interest Income.  Compared to the first nine months of 2006, interest income for the nine-month period ended September 30, 2007 increased $1.5 million, or 46.1%, to $4.7 million.  The increase was primarily attributable to the increase in average interest-earning assets to $91.9 million for the nine-month period ended September 30, 2007 from $67.4 million for the comparable nine-month period ended one year earlier, and to the higher yields associated with those assets.  Over the comparable periods average loan balances increased from $46.2 million to $67.7 million, while their average yield increased from 7.05% to 7.36%.  The average balances of certificates of deposit at other financial institutions with maturities ranging from three to 15 months increased $3.3 million, or 122%, from $2.7 million to $6.0 million.  Over the nine-month period ending September 30, 2007 the average yield of this asset segment increased to 5.43% as compared to an average yield of 5.12% over the same nine-month period ended one year earlier.  Over the comparable nine-month periods ended September 30, 2007 and 2006, the average balances of the Company’s fed funds and other investments increased to $9.7 million from $9.6 million, respectively, and their respective average yields increased to 5.19% from 4.90%.  The average balance of securities available for sale decreased $598,000 from $8.6 million for the nine-month period ended September 30, 2006 to $8.0 million for the comparable period ended September 30, 2007.  The average yield of these investments increased from 4.46% to 4.91% over the same respective periods.

Interest Expense.  Total interest expense for the nine-month period ended September 30, 2007 increased by $1.0 million when compared to the nine-month period ended September 30, 2006.  The increase was primarily due to an increase in the average balances of interest-bearing deposits, which increased from $50.0 million over the nine-month period ended September 30, 2006 to $75.4 million over the nine-month period ended September 30, 2006, and an increase in the average costs from 4.42% to 4.79% associated with those deposits over the same respective periods.  Average money market account balances increased $18.6 million, from $29.3 million for the nine-month period ended September 30, 2006 to $47.9 million for the same nine-month period ended one year later.  Over those respective periods, the average costs for those balances increased 35 basis points, from 4.63% to 4.98%.  The average balances of the Bank’s certificates of deposit increased to $19.3 million over the nine-month period ended September 30, 2007 from $16.2 million over the nine-month period ended September 30, 2006.  The average cost of those deposits increased to 5.02% from 4.63% over the same respective periods.

Provision for Loan Losses.  The provision for loan losses for the nine months ended September 30, 2007 decreased $358,000 compared to the nine months ended September 30, 2006.  As discussed previously, the decrease in the provision was a result of management’s assessment of the loan portfolio and its assessment of the local economy and market conditions, and the adequacy of the allowance for loan losses at September 30, 2006 as compared to September 30, 2007.

Net Interest Income.  Net interest income was approximately $2.0 million for the nine-month period ended September 30, 2007 as compared to $1.5 million for the nine-month period ended September 30, 2006.  The average interest rate spread increased to 2.01% from 1.93%, while the net interest margin decreased to 2.87% from 3.07%, which was primarily attributable to an approximate $700,000 decrease in average non-interest-bearing liabilities over the same comparable periods.

Non-Interest Income.  Non-interest income for the nine-month period ended September 30, 2007 increased $153,000 in comparison to the nine-month period ended September 30, 2006 primarily as a result of the increases in the number of loan and deposit customers served by the Bank.  Deposit service charges and loan fees increased to $225,000 for the current nine-month period, which was an increase of $126,000, or 127.3%, over the same period last year.  Other income, which consists mainly of income earned on the sale of annuities, increased by 36,000, or 171.4%, to $57,000 for the nine-month period ended September 30, 2007, from $21,000 for the same nine-month period ended one year earlier.  Over the same comparable periods net gain on the sales of real estate mortgage loans held for sale decreased by $9,000 from $144,000 to $135,000 primarily as a result of the general softening in the overall housing market in 2007 as compared to 2006.

Non-Interest Expense.  Non-interest expense for the nine-month period ended September 30, 2007 increased $157,000 to $2.8 million from $2.7 million for the nine-month period ended September 30, 2006.  Compensation and benefits increased $61,000 primarily as a result of annual merit increases.  Data processing fees, which increased to $136,000 from $104,000 over the same respective periods, increased primarily as a result of timed contractual increases predicated on the number of loan and deposit customers serviced by the Bank.  Other non-interest expense increased $65,000, or 9.4%, from $690,000 for the nine-month period ended September 30, 2006 to $755,000 for the first nine months of 2007.  Growth related increases in this category included increased professional and consulting fees, advertising, supplies expense and general overhead, and higher regulatory assessments imposed by the OCC and the Federal Deposit Insurance Corporation (“FDIC”).

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2007, the Company originated loans of approximately $35.7 million including real estate mortgage loans held for sale.  At September 30, 2007, the Company had outstanding loan origination commitments of $14.4 million (including one-to-four-family real estate mortgage loans held for sale of $3.2 million) and undisbursed lines of credit and construction loans in process of $12.3 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At September 30, 2007, total deposits were approximately $86.0 million of which approximately $21.6 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from September 30, 2008 totaled $15.0 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

As stated earlier, the Company completed the holding company formation during the quarter ended September 30, 2006.  In order to pay the various costs associated with the formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which the Company exercised and has outstanding $84,000.

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

As of September 30, 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors.

Management believes that, as of September 30, 2007 and December 31, 2006, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution at September 30, 2007 and December 31, 2006.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2007
Tier I (core)capital	$10,115	10.4%	$2,930	3.0%	$4,883	5.0%
Risk-based capital:
Tier I	10,115	12.8	N/A	N/A	4,732	6.0
Total	10,732	13.6	6,309	8.0	7,887	10.0

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006
Tier I (core)capital	$10,522	11.3%	$2,791	3.0%	$4,652	5.0%
Risk-based capital:
Tier I	10,522	15.2	N/A	N/A	4,145	6.0
Total	11,103	16.1	5,527	8.0	6,908	10.0

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

Item 3.  Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting.  The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operations Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of September 30, 2007 and found them to be adequate.

The Company maintains internal control over financial reporting.  There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2.    Unregistered Sales of Securities and Use of Proceeds

None

Item 3.    Defaults on Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits
                                                                                                                            & #160;
Exhibit Number	Document	Reference to Previous Filing If Applicable

3.1	Articles of Incorporation	*

3.2	Amended Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement dated September 23, 2004	**
Between the Bank and Anthony P. Costa.

10.2	Employment Agreement dated September 23, 2004	**
Between the Bank and Philip Guarnieri

10.3	Employment Agreement dated October 20, 2005	**
Between the Bank and Arthur Budich

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of November 8, 2007.

ES Bancshares, Inc.

Date: November 8, 2007	By:	/s/ Anthony P. Costa
Anthony P. Costa
Chairman and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Arthur W. Budich
Arthur W. Budich
Executive Vice President and Chief Financial Officer