Form 10KSB
period 2007-12-31
ES Bancshares, Inc.
filed 2008-03-31
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

ES BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-4663714
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

68 North Plank Road, Newburgh, New York 12550
(Address of principal executive offices)

1 (866) 646-0003
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.01 per share
(Title of Class)

Warrants to purchase common stock, par value $0.01 per share
(Title of Class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    YES ☒    NO ☐

The Registrant’s revenues for the fiscal year ended December 31, 2007 were $6.9 million.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on March 24, 2008, was approximately $9.5 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB--Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2007.

ES BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB
DECEMBER 31, 2007

PART I

Item 1.	Business

General

Empire State Bank, N.A. (the “Bank”) was organized under federal law as a national bank to primarily service the communities in and around Orange County and Ulster County, New York.  Upon receipt of final approval from Office of the Comptroller of the Currency (“OCC”), the primary regulator of national banks, and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank commenced operations on June 28, 2004.

On August 15, 2006, we reorganized into a one-bank holding company structure (the “Reorganization”).  In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the “Company”), a Maryland corporation, to serve as the Bank’s holding company and the Bank became a wholly owned subsidiary of the Company and former shares of Bank Common Stock represent the same number of shares of Company Common Stock.

As a community-oriented full service commercial bank, we offer a variety of financial services to meet the needs of communities in our market area.  We attract deposits from the general public and expect to use such deposits to originate commercial, multi-family, one- to four-family, home equity, commercial real estate, construction, land and consumer installment loans.  We also invest in mortgage-backed and other securities permissible for a national bank.

The executive offices (corporate headquarters) and our lending center located at 68 North Plank Road, Newburgh, New York 12550, and our telephone number at that address is (845) 561-0003.

Recent Activity

The Bank has filed an Application for Conversion to a State Bank with the New York State Banking Department and intends to file an application to become a member of the Federal Reserve System of New York.  If these applications are approved, the New York State Banking Department will serve as the Bank’s primary state regulator and the Federal Reserve Board, rather than the Office of the Comptroller of the Currency, will serve as the Bank’s primary federal regulator.

Market Area

We conduct our banking operations through our main office located at 68 North Plank Road, Newburgh, New York, one full-service banking office located in New Paltz, New York and another in Staten Island, New York.  We also operate a loan production office in the village of Lynbrook in Nassau County, New York. Our primary market area for deposits includes the Town of Newburgh, the Village of New Paltz and the borough of Staten Island in addition to the communities surrounding those offices. Our primary market area for our lending activities consists of communities within Orange County, Ulster County, Dutchess County, Nassau County, the five boroughs of New York City and portions of Rockland, Putnam and Westchester Counties, New York.

Newburgh is located in Orange County, New York approximately 60 miles north of New York City and 60 miles south of Albany, New York.  New Paltz is located in Ulster County, New York approximately 20 miles north of our Newburgh location.  The Newburgh-New Paltz area consists of many small towns that are experiencing economic growth and social transformation.  Staten Island is one

of the five boroughs of New York City and our office in Staten Island is located 88 miles south of our Newburgh location   The borough of Staten Island is the least populated but third largest geographically of the City’s five boroughs and is comprised of numerous suburban-style residential neighborhoods and small businesses.  Significant numbers of people seeking affordable housing are relocating to the area, most notably from the New York City metropolitan area.

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

The Board believes that by emphasizing loans other than residential loans, our loan portfolio may carry a more favorable yield and/or a shorter term to repricing than the portfolios of institutions that emphasize residential lending.  However, non-residential loans are generally believed to carry a higher level of credit risk than residential loans.  Such risks may be magnified by current economic conditions making the slow economy and flat to declining real estate prices.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollars and percentages by type of loan including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred costs.

	At December 31, 2007		At December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held-for-sale:
One-to four-family	$350	0.4%	$215	0.3%

Real estate loans:
One-to four-family	1,913	2.7	1,591	2.6
Commercial	32,426	45.0	27,503	44.8
Multi-family	6,997	9.7	6,057	9.8
Construction or development	7,319	10.2	9,128	14.9
Home equity (1)	7,256	10.1	5,383	8.8
Total real estate loans	55,911	77.7	49,662	80.9

Other loans:
Commercial business (1)	14,335	19.9	10,903	17.7
Consumer	1,459	2.0	663	1.1
Total other loans	15,794	21.9	11,566	18.8

Total loans	72,055	100.0%	61,443	100.0%

Less:
Deferred loan costs (fees) net	364		344
Allowance for loan losses	(624)		(581)

Total loans receivable, net	$71,795		$61,206

(1) Includes lines of credit.

Loan Maturity Schedule.  The following table shows the remaining contractual maturity of our loans at December 31, 2007.  Loans are shown as due based on their contractual terms to maturity.  Adjustable rate loans are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

Amounts (in thousands) due in:	One- to Four-Family Home Equity Loans	Multi Family & Commercial Real Estate	Commercial Business	Construction or Development	Consumer	Total
	(In Thousands)

One year or less	$—	$1,695	$7,771	$4,599	$918	$14,983
After one year through five years	105	1,837	2,678	2,294	333	7,247
After five years	9,414	35,891	3,886	426	208	49,825
Total loans	$9,519	$39,423	$14,335	$7,319	$1,459	$72,055

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after one year.

	Due After One Year
	Fixed	Adjustable	Total
	(In thousands)

One- to Four-Family & Home Equity Loans	$2,196	$7,323	$9,519
Multi-family & Commercial Real Estate	8,958	28,770	37,728
Commercial Business	3,925	2,639	6,564
Construction or Development	0	2,721	2,721
Consumer	33	508	541

Total loans	$15,112	$41,961	$57,073

The total amount of loans due after December 31, 2008 which have predetermined interest rates is $15.1 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $42.0 million.

We are subject to limits on the amount we may lend to one borrower.  At December 31, 2007, our regulatory limit on loans to one borrower was approximately $2.6 million.  At that date, our largest credit facility to one borrower was $1.5 million.  This is comprised of a real estate secured line of credit in the committed amount of $750,000, along with three mortgage loans on three different income producing mixed-use properties whose combined balances were approximately $800,000 at this date.  As of December 31, 2007, these obligations were current in their terms.

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

Commercial Real Estate and Multi-family Lending.  Office buildings, mixed-use properties, strip shopping centers and other income producing properties located in our market area secure our commercial real estate loans.  Multi-family real estate loans are generally secured by rental properties (including walk-up apartments).  Management anticipates that most of our commercial real estate or multi-family loans over the next several years will have balances of $1.0 million or less.

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

Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.  For this reason, such loans may be subject to changes in the economy, including today’s slowing of economic activity.  There can be no assurance that we will not experience credit problems as a result of our investment in commercial real estate and multi-family loans.

Set forth below is information regarding the types of commercial real estate and multi-family loans in our loan portfolio at December 31, 2007 and 2006.

	At December 31,
	2007		2006
Commercial and Multi-Family Mortgage Types	Number of Loans	(Dollars in thousands) Balances	Number of Loans	Balances

Apartments	16	$7,490	14	$6,057
Offices	5	2,291	7	3,138
Warehouses	7	4,347	6	4,377
Restaurants	7	5,157	7	5,364
Land	0	0	1	420
Mixed use	25	11,019	18	7,765
Other	19	9,119	13	6,439
Total	79	$39,423	66	$33,560

Commercial Business Lending.  We offer loans and lines of credit to local businesses for working capital, machinery and equipment purchases, expansion and other business purposes.  The terms of these loans generally do not exceed seven years while commercial lines of credit are generally reviewed annually.  The interest rates on such loans are generally variable and indexed to the highest prime rate published in The Wall Street Journal plus or minus a margin or in some cases, fixed.  At December 31, 2007 we had $14.3 million of commercial business loans outstanding, representing 19.9% of the total loan portfolio and an additional $6.0 million of funds committed, but undrawn, under commercial lines of credit.

Our commercial business lending policy includes credit file documentation, analysis of the borrower’s capacity to repay the loan, a review of the adequacy of the borrower’s capital and collateral, and an evaluation of conditions affecting the borrower. Analysis of the borrower’s, present and future cash flows is also an important aspect of our current credit analysis.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.  For this reason and, particularly with respect to loans to builders, such loans may be subject to changes in the economy, including today’s slowing of economic activity and today’s flat or declining real estate prices.  Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Set forth below is information regarding the types of commercial business loans in our loan portfolio at December 31, 2007 and 2006.

	At December 31,
	2007		2006
	Number of	(Dollars in thousands)	Number of
Commercial Business Loans	Loans	Balances	Loans	Balances

Builder lines of credit	16	$4,489	17	$4,701
Working capital	24	2,449	21	1,675
Real estate acquisition & Investment	15	3,581	10	1,646
Business acquisition	2	180	6	603
Equipment purchase	6	431	6	367
Attorney lines of credit	2	1,500	2	1,408
Other	16	1,705	5	503
Total	81	$14,335	67	$10,903

One- to Four-Family and Home Equity Residential Real Estate Lending.  At December 31, 2007, we had $9.5 million, or 13.2% of our total loan portfolio, in loans secured by one- to four-family residential properties (including $350,000 of loans held for sale, $5.4 million in advances under home equity lines of credit, and $1.8 million in home equity loans).  We offer both fixed rate and adjustable rate one-to four-family residential first mortgage loans.  Our fixed-rate one- to four-family loans are underwritten in accordance with Fannie Mae and Freddie Mac guidelines and are generally sold in the secondary market, servicing released, in order to minimize interest rate risk exposure.  The interest rates on such loans are generally based on competitive factors.  Adjustable rate one- to four-family loans are based on a specific index plus a margin and may be retained for portfolio purposes.

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

We also originate home equity lines of credit and home equity loans secured by a lien on the borrower’s residence.  Our home equity lines and loans are generally limited to $200,000.  We use the same underwriting standards for home equity lines and loans as we use for one- to four-family residential first mortgage loans for our own portfolio.  The interest rates for home equity lines of credit float at a stated margin below the highest prime rate published in The Wall Street Journal and may not exceed 18.0% over the life of the loan.  We currently offer home equity lines for terms of up to 30 years with interest only paid for the first ten years of the loan term.  At December 31 2007, we had $ 5.4 million of outstanding advances under home equity lines and an additional $4.8 million of funds committed, but undrawn, under home equity lines of credit.  Home equity loans are made at fixed interest rates and are offered at terms up to 15 years generally with loan-to-value ratios of up to 80%, although in exceptional cases we will consider exceeding such ratio.  At December 31, 2007, our home equity loans totaled $1.8 million.

We also originate loans secured by co-ops and condominiums located in our market area.  Condominium and co-op loans are made on substantially the same terms as one- to four-family loans.  At December 31, 2007, we had no condominium or co-op loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Construction and Land Lending.  We originate construction loans to individuals and builders for the construction of residential real estate and commercial real estate properties.  At December 31, 2007, our construction loan portfolio totaled $5.8 million, or 8.1% of the total loan portfolio and an additional $6.2 million of funds committed but undrawn.  At December 31, 2007 $150,000 of our construction loans were for residential real estate purposes.  We also originate a limited number of land loans primarily for the purpose of developing residential subdivisions.  At December 31, 2007, our land loan portfolio totaled $1.5 million, or 2.1% of the total loan portfolio. At December 31, 2007, $183,000 of our land loans were made for the purpose of developing residential lots.

Construction loans to builders of one- to four-family residences generally carry terms of up to two years and require the payment of interest only for the loan term.  The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 80%.  When practical, we seek to obtain personal guarantees on such loans.  We generally limit loans to builders for the construction of homes on speculation for sale to two homes per builder.  At December 31, 2007, we had $2.3 million of construction loans outstanding to builders of one- to four-family residences.

We also originate commercial real estate construction loans to experienced local developers.  We will make these loans only when there is a written take-out commitment from an acceptable financial institution or government agency, or when we have made an internal commitment for permanent financing evidenced by a written document in the credit file.  The maximum loan-to-value ratio on loans to builders for the construction of commercial real estate is 80%.  At December 31, 2007, we had $3.4 million of construction loans outstanding to builders of commercial real estate properties.

Construction loans to individuals for the construction of their residences are structured to convert to permanent loans at the end of the construction phase, which typically runs up to one year.  These construction loans have rates and terms comparable to one- to four-family loans then offered by us, except during the construction phase where the borrower pays interest only at a specified margin over the prime rate.  The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2007, there were $150,000 in construction loans outstanding to persons intending to occupy the premises upon the completion of the construction.

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

Construction and land lending generally affords us an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees.  In addition, construction and land loans are generally made with adjustable rates of interest or for relatively short terms.  Nevertheless, construction and land lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions (including the recent economic slowdown and apparent decline in real estate values) on development properties and on real estate developers and managers.  In addition, the nature of these loans is such that they are more difficult to evaluate and monitor.  Finally, the risk of loss on construction and land loans is dependent largely upon the accuracy of the initial estimate of the individual property’s value upon completion and the estimated cost (including interest) of construction.  If the cost estimate proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the property.

Consumer Lending.  We originate a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes.  At December 31, 2007, consumer loans totaled $1.5 million, or 2.0% of total loans outstanding.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances (which may in turn be affected by today’s adverse economic climate.)  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount, which can be recovered on such loans.

Originations, Purchases and Sales of Loans

Loan applications are taken at each of our offices as well as through mortgage originators. Applications are processed and approved at our Loan Center, which is located in the corporate headquarters. We also employ commissioned loan originators and utilize outside mortgage brokers to assist in the process of obtaining loans.  Total loan originations amounted to $48.7 million for the year ended December 31, 2007.

While we originate a variety of business and personal loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market.  The local economy and the interest rate environment affect demand.

In order to reduce our vulnerability to changes in interest rates, we generally sell in the secondary market our fixed-rate residential mortgage originations in addition to certain current year originations of adjustable-rate loans.  Residential mortgage sales amounted to $14.2 million for the year ended December 31, 2007.

The following table sets forth our loan originations, sales, repayments and other portfolio activity for the periods indicated.

	Fiscal Years Ended December 31,
	2007	2006
	(In thousands)
Beginning unpaid principal balance	$61,443	$33,869

Loans Originated:
Real estate loans
One-to four-family	14,898	13,364
Commercial real estate	8,078	14,161
Construction	8,379	5,288
Land	—	3,291
Home equity line of credit	3,902	4,297
Commercial line of credit	8,511	8,451
Commercial business loans	2,234	5,549
Consumer loans	2,674	2,371
Total loans originated	48,676	56,772
Loans Sold:
One-to four-family real estate loans	(14,174)	(13,253)
Participated to others	(2,862)	(579)
Principal repayments and paydowns:
Total principal repayments	(21,028)	(15,366)

Charge-offs	—	—
Transfer to real estate owned	—	—
Unpaid principal balance at end of period	72,055	61,443
Less:
Allowance for loan leases	(624)	(581)
Net deferred loan costs	364	344
Net loans at end of period	$71,795	$61,206

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

We had one loan delinquent 60 days or more as of December 31, 2007. This loan is a residential land loan secured by two building lots most recently appraised at $225,000.  The loan’s outstanding balance as of December 31, 2007 was $183,000.  We are proceeding with foreclosure against the property with a foreclosure sale schedule date of July, 2008.

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

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.   On the basis of this review of our assets, at December 31, 2007, we had classified the following assets:

	One- to Four-Family	Multi-Family	Commercial Real Estate	Land	Consumer	Commercial Business	Total
	(In thousands)

Sub-Standard	—	—	$272	—	—	—	$272
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	—	—	272	—	—	—	$272

Our classified assets consist of (i) non-performing loans and (ii) loans and other assets of concern discussed herein.  As of the date hereof, these asset classifications are believed to be consistent with those of the OCC.

Non-Performing Assets.  Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status.  Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  At December 31, 2007 we had one non-accrual loan in the amount of $183,000 and no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) and no foreclosed assets acquired in settlement of loans.  At December 31, 2006 we had no non-accruals or troubled debt restructurings or foreclosed assets.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated.

	At December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	—	—
Commercial	—	—
Multi-family	—	—
Construction or development	183	—
Home equity	—	—
Total real estate loans	183	—

Other loans:
Commercial business	—	—
Consumer	—	—
Total other loans	—	—

Foreclosed assets, net	—	—
Total non-performing assets	183	—

Ratios:
Non-performing loans to total loans	0.25%	—
Non-performing loans to total assets	0.19%	—
Non-performing assets to total assets	0.19%	—

At December 31, 2007, there were no other loans or other assets, that are not discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Fiscal Years Ended December 31,
	2007	2006
	(In thousands)

Balance at beginning of year	$581	$106
Provision for losses	43	476
Charge-offs	—	(1)
Recoveries	—	—
Balance at end of year	$624	$581

Balance as a percentage of total loans	0.87%	0.95%
Ratio of net charge-offs to average total loans	—%	—%

The following table sets forth the breakdown of the allowance for loan losses by loan category at December 31, 2007 and December 31, 2006, excluding $350,000 and $215,000, respectively, of one- to four-family loans held for sale.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2007			2006
	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans
	(Dollars in thousands)

Allowance allocated to:
Residential and commercial mortgages	$313	$41,336	57.7%	$360	$35,151	57.4%
Commercial business loans	185	14,335	20.0	115	10,903	17.8
Home equity line of credit loans	34	7,256	10.1	26	5,383	8.8
Other loans	13	8,778	12.2	7	9,791	16.0
Unallocated	79	—	—	73	—	—
Total allowance	$624	$71,705	100.0%	$581	$61,228	100.0%

Environmental Issues

We encounter certain environmental risks in our lending activities.  Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans.  In addition, the presence of hazardous materials may have a substantial effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default.  Although environmental risks are usually associated with loans secured by commercial real estate, risks may also exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes.  To control our environmental risk, if we determine that the investigation of property securing a commercial mortgage loan is warranted, we will require an environmental assessment by an approved engineer as part of the underwriting review.

We believe our procedures regarding the assessment of environmental risk are adequate.  As of December 31, 2007, we were unaware of any environmental issues with respect to any of our mortgage loans that would subject it to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in our portfolio.

Investment Activities

General. Our investment policy is to invest funds among categories of investments and maturities based upon our asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into three categories:  trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.  All other securities not classified as trading or held to maturity are classified as available for sale.  Available for sale securities are reported at fair value with unrealized gains and losses included in a separate component of stockholders’ equity.  At December 31, 2007, we had $7.0 million or 100% of our securities classified as available for sale.  There were no securities classified as trading or held to maturity.  There were no investment securities of a single issuer, which exceeded 10% of our stockholders’ equity, other than U.S. Government or federal agency obligations.

We invest in mortgage-backed securities in order to supplement loan production and achieve our asset/liability management goals.  Substantially all of the mortgage-backed securities we own are issued, insured or guaranteed either directly or indirectly by a federal agency.  At December 31, 2007, the amortized cost of mortgage-backed securities, all of which are classified available for sale, totaled nearly $1.7 million, and the market value of all mortgage-backed securities totaled nearly $1.7 million.  At December 31, 2007, all of our mortgage-backed securities have an original fixed-rate term for three years and then convert to a one-year adjustable rate security in year four.

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

In addition to mortgage-backed securities, we also invest in high-quality securities (primarily U.S. government and agency obligations) with various maturities.  At December 31, 2007, we had $5.4 million in U.S. government agency securities classified as available for sale.  See Note 2 of the Notes to Financial Statements for additional information regarding our securities portfolio.

All national banks are required to be members of the Federal Reserve System and to purchase stock in the Federal Reserve Bank within the Federal Reserve district in which the national bank is located.  In accordance with this requirement, at December 31, 2007, we owned 6,480 shares totaling $324,000 in common stock of the Federal Reserve Bank of New York.

During the year ended December 31, 2007 we became a member of the Federal Home Loan Bank of New York.  One condition of membership is the purchase of the Federal Home Loan Bank of New York’s capital stock.  Pursuant with that requirement, at December 31, 2007, we owned 886 shares totaling $89,000 in capital stock of the Federal Home Loan Bank of New York.

The following table sets forth the amortized cost and fair value of our securities, by accounting classification category and by type of security, at the dates indicated.

	At December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Investment securities available for sale:
U.S. Government agencies	$5,358	$5,377	$5,396	$5,383
Mortgage-backed securities	1,672	1,660	4,146	4,060
Subtotal	7,030	7,037	9,542	9,443
FRB stock	324	324	335	335
FHLB stock	89	89	—	—
Total investment securities and FRB stock	$7,443	$7,450	$9,877	$9,778

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yield and stated maturity of our securities at the dates indicated.  The entire amortized cost and fair value of such securities are included in the maturity period that reflects the final security payment date.  Accordingly, no effects are given to periodic repayments or possible prepayments.

	Available for Sale
	At December 31,
	2007			2006
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. Government Agencies:
Due less than one year	$—	$—		$1,000	$1,000	4.75%
One year to less than three years	499	502	5.16	1,997	1,993	5.28
Three years to less than five years	1,000	997	5.00	700	700	6.15
Five years to ten years	1,700	1,708	6.00	1,200	1,196	6.00
More than ten years	2,159	2,170	6.01	499	494	6.03
Total	5,358	5,377	5.74%	5,396	5,383	5.52%

Mortgage-backed securities:
Due less than one year	$—	$—	—%	$—	$—	—%
Due After 10 years	1,672	1,660	4.04	4,146	4,060	3.95
Total	1,672	1,660	4.04%	4,146	4,060	3.95%

Total investment securities	$7,030	$7,037	5.34%	$9,542	$9,443	4.84%

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

During the last several years, in order to fund our growing loan portfolio, we increased our level of money market account deposits significantly by offering competitive rates rather than relying predominantly on savings certificates.  Although savings certificate deposits can be used to more closely align the terms and maturities of commercial mortgage loans, we believe non-certificate deposits have a lower cost over time, and enable us to advertise to, attract, and acquire more new customers with needs for multiple services.

The following table sets forth the distribution of our deposit accounts and the related weighted average rates at the dates indicated.

	At December 31,
	2007			2006
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Demand deposit accounts	$7,249	8.8%	—%	$8,156	10.0%	—%
NOW accounts	1,711	2.1	2.09	1,403	1.7	0.30
Money market accounts	39,776	48.3	4.20	48,032	59.0	4.99
Regular savings accounts	10,132	12.3	3.49	4,601	5.6	3.16
Savings certificate accounts	23,474	28.5	5.01	19,283	23.7	5.07
Total	$82,342	100.0%	3.93%	$81,475	100.0%	4.33%

The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of savings certificate accounts outstanding at December 31, 2006 and December 31, 2007.

	Period to Maturity
	At December 31, 2006
	Less than	One to	More than		Percent
	One Year	Three Years	Three Years	Total	of Total
	(Dollars in Thousands)

3.00% and below	$5	$—	$—	$5	0.1%
3.01% to 4.00%	663	1,534	5	2,202	11.4
4.01% to 5.00%	3,550	2,371	255	6,176	32.0
5.01% and above	5,866	3,081	1,953	10,900	56.5
Total	$10,084	$6,986	$2,213	$19,283	100.0%

	At December 31, 2007

4.00% and below	$1,011	$5	$—	$1,016	4.3%
4.01% to 5.00%	6,374	608	438	7,420	31.6
5.01% and above	9,924	2,751	2,363	15,038	64.1
Total	$17,309	$3,364	$2,801	$23,474	100.0%

The following table sets forth the maturity distribution and related weighted average interest rates for savings certificate accounts with balances less than $100,000, accounts of $100,000 or more, and total savings certificates at December 31, 2007.

	At December 31, 2007
	Less than $100,000		$100,000 or more		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Within three months	$4,504	5.02%	$3,315	5.09%	$7,819	5.05%
After three but within six months	3,527	4.88	637	4.19	4,164	4.78
After six but within 12 months	4,719	4.96	607	5.00	5,326	4.97
Total within one year	12,750	4.96	4,559	4.95	17,309	4.96

After one but within two years	2,120	5.05	—	—	2,120	5.05
After two but within three years	1,244	5.06	—	—	1,244	5.06
After three but within five years	1,701	5.22	1,100	5.34	2,801	5.27
Total	$17,815	5.00%	$5,659	5.03%	$23,474	5.01%

Borrowings.  The Company had $89,000 and $53,000 outstanding against its committed $200,000 credit facility with our correspondent bank, Atlantic Central Bankers Bank at December 31, 2007 and 2006, respectively.  Separately, we have additional unused credit lines of $5.0 million, also with our correspondent bank, Atlantic Central Bankers Bank.

Employees

At December 31, 2007, we had a total of 35 full-time and six part-time employees.  None of our employees are represented by any collective bargaining agreement.  Management considers our employee relations to be good.

Regulation

General.  The Bank is a national bank subject to regulation, examination, and supervision by the OCC, as the primary regulator, and by the FDIC, as the deposit insurer.  As part of this supervision, we are required to file periodic reports with the OCC concerning our activities and financial condition.  We must also obtain regulatory approval before commencing certain activities or engaging in transactions such as mergers and other business combinations or the establishment, closing, purchase or sale of branch offices.  The Bank is subject to a semi-annual assessment, based upon total assets, which is used to fund the operations of the OCC.  Any change in these laws or regulations, whether by the FDIC, the OCC or Congress, could have a material adverse impact on The Company and The Bank and their operations.

The Bank has filed an Application for Conversion to a State Bank with the New York State Banking Department and intends to file an application to become a member of the Federal Reserve Bank of New York.  If these applications are approved, the New York State Banking Department will serve as the Bank’s primary state regulator and the Federal Reserve Board, rather than the OCC, will serve as the Bank’s primary federal regulator.

Insurance of Accounts and Regulation by the FDIC.  Our deposits are insured by the FDIC.  The FDIC insures deposits up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  As insurer, the FDIC imposes deposit insurance assessments and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  The FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance funds.  The FDIC also has the authority to initiate enforcement actions against banks, after giving the OCC an opportunity to take such action, and may terminate our deposit insurance if it determines that we has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating.  The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.  Federal law requires the FDIC to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The FDIC has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Loans to One Borrower.  Federal law and regulation limit the amount that the Bank may lend to any one borrower to 15% of the Bank’s capital and surplus plus an additional 10% of the Bank’s capital and surplus if such additional amount is fully secured by readily marketable collateral.  At December 31, 2007, the Bank’s regulatory limit on loans to one borrower was $2.6 million.  At that date, we were in compliance with our legal lending limit.

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

To be considered “adequately capitalized,” a bank must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of a least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of a least 8 percent.  To be categorized as “well capitalized,” a bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent.  At December 31, 2007, we met the definition of “well capitalized” under the regulatory framework for prompt corrective action.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of The Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by The Bank’s Board of Directors.  The Bank is in compliance with Regulation O.

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

The registration under the Securities Act of 1933 of shares of the common stock in the stock offering does not cover the resale of the shares.  Shares of the common stock purchased by persons who are not affiliates of The Company may be resold without registration.  Shares purchased by an affiliate of The Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If The Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of The Company who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of The Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  Provision may be made in the future by The Company to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Federal Reserve Bank

As a member of the Federal Reserve Bank (“FRB”) system, the Bank is required to maintain a minimum investment in FRB stock.  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $324,000 and $335,000 invested in FRB stock at December 31, 2007 and December 31, 2006, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time accounts.  Since these reserves are maintained as vault cash or other non-interest bearing accounts, they have the effect of reducing a bank’s earnings.  At December 31, 2007, we were in compliance with these reserve requirements.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “Act”), implemented legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board that is responsible for enforcing auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients.  Any non-audit services being provided to a public company audit client requires preapproval by the company’s audit committee.  In addition, the Act makes certain changes to the requirements for partner rotation after a period of time.  The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the board itself.

Under the Act, longer prison terms now apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted.  In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.  The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates.  The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.”  Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.  Under the Act, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.  The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.  The Act requires the company’s independent registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

The Company was deemed a non-accelerated filer based on criteria established by the SEC, and accordingly, beginning in fiscal year end 2007, is required to provide an assessment of the effectiveness of its internal control over financial reporting, which is included at page 58.  Further, as a non-accelerated filer, the company’s independent registered public accounting firm is not required to issue its audit opinion on the Company’s internal controls over financial reporting in 2008.  The SEC  delayed the auditors report until 2009.

We incurred additional expense in 2007 in order to comply with the provisions of the Act and the regulations that have been promulgated to implement the Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

Item 2.	Properties

The following table sets forth information concerning our properties at December 31, 2007.  Our premises had an aggregate net book value of approximately $479,000 at that date.

Location	Year Acquired/Leased	Owned or Leased	Net Book Value at December 31, 2007
	(Dollars in thousands)
Corporate Headquarters And Main Office:

68 North Plank Road Newburgh, New York 12550	2004	Leased	$ 337

Branch Offices:

257 Main Street New Paltz, New York 12561	2004	Leased	$ 99

284 New Dorp Lane Staten Island, NY 10306	2007	Leased	$ 43

Lending Offices:

44 Atlantic Avenue Lynbrook, New York 11563	2006	Leased	—

Item 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of ES Bancshares, Inc., is traded on the OTCBB market under the symbol “ESBS.” At December 31, 2007, the common stock was held by approximately 700 shareholders of record.  The following table shows the range of high and low market prices for our stock for the quarters indicated.  There were no dividends declared or paid in any quarter.  The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2007	High	Low	Cash Dividends Declared

Fourth quarter	$8.25	$6.50	$—
Third quarter	9.00	7.25	—
Second quarter	9.25	7.85	—
First quarter	9.50	8.00	—

Year ended December 31, 2006	High	Low	Cash Dividends Declared

Fourth quarter	$9.75	$8.00	$—
Third quarter	9.75	8.75	—
Second quarter	9.90	8.55	—
First quarter	10.50	7.95	—

Item 6.	Management’s Discussion and Analysis and Results of Operations

General

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds.  Results of operations are also affected by non-interest income and expense, and the provision for loan losses.  Non-interest income consists primarily of service charges, gains on sale of loans, and other fees.  Non-interest expense consists primarily of employee compensation and benefits, occupancy expenses, data processing fees, deposit insurance premiums and other operating expenses.  The Company’s results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years ended December 31, 2007 and 2006, respectively.  The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets.  No tax-equivalent adjustments were made.  The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	Year Ended December 31,			Year Ended December 31,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Loans receivable (1)	$69,470	$5,078	7.31%	$50,156	$3,575	7.13%
Fed funds sold	8,585	444	5.17%	9,710	484	4.99%
Certificates of deposit	5,951	320	5.39%	3,156	165	5.22%
FRB & FHLB stock	446	24	5.38%	362	22	6.00%
Securities available for sale (2)	7,970	398	5.00%	8,899	406	4.56%
Total interest-earning assets	92,422	6,264	6.78%	72,283	4,652	6.44%
Allowance for loan losses	(604)			(240)
Non-interest-earning assets	3,982			3,902
Total assets	$95,800			$75,945

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$1,337	17	1.25%	$912	3	0.30%
Money market accounts	46,446	2,245	4.83%	33,196	1,578	4.75%
Regular savings accounts (3)	7,799	276	3.55%	3,829	110	2.89%
Certificates of deposit	20,445	1,024	5.01%	17,177	816	4.75%
Total interest-bearing deposits	76,027	3,562	4.69%	55,114	2,507	4.55%
Borrowings	72	6	8.13%	19	1	8.25%
Total interest-bearing liabilities	76,099	3,568	4.69%	55,133	2,508	4.55%
Non-interest-bearing liabilities	8,680			9,228
Total liabilities	84,779			64,361
Stockholders’ equity	11,021			11,584
Total liabilities and stockholders’ equity	95,800			75,945
Net interest income		$2,696			$2,144
Average interest rate spread (4)			2.09%			1.89%
Net interest margin (5)			2.92%			2.97%
Net interest-earning assets (6)	$16,323			$17,150
Ratio of average interest-earning assets to average interest-bearing liabilities			121.45%			131.11%

(1)	Balances are net of deferred loan costs and include loans held for sale.
(2)	Average balances represent amortized cost.
(3)	Includes mortgage escrow accounts
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

	Years Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to		Net
	Rate	Volume
	(In thousands)
Interest-earning assets:
Loans receivable	$126	$1,377	$1,503
Fed funds sold	16	(56)	(40)
Certificates of deposit	9	146	155
FRB & FHLB stock	—	2	2
Securities available for sale	34	(42)	(8)

Total interest-earning assets	185	1,427	1,612

Interest-bearing liabilities:
NOW accounts	13	1	14
Money market accounts	38	629	667
Regular savings accounts	52	114	166
Certificates of deposit	53	155	208

Total interest-bearing deposits	156	899	1,055

Borrowings	—	5	5

Total interest-bearing liabilities	156	904	1,060

Net change in interest income	29	523	552

Forward-Looking Statements

This Report on Form 10-KSB includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of we.  All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding our business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements.  When used in this Report, the words “anticipate”, “believe”, “estimate”, “project”, “predict”, “expect”, “intend” or words or phrases of similar import, as they relate to the Company or our management, are intended to identify forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including risks and uncertainties such as changes in economic conditions nationally and in our market area (including today’s apparently slowing economy), changes in local real estate values (including the current softening and possible decline of real estate prices within our local market area), changes in regulatory policies, fluctuations in interest rates, local loan demand levels, competition, our ability to control expenses and other factors.  We do not intend to update these forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets.  Total assets as of December 31, 2007 were $93.9 million, an increase of $900,000 or 1.0%, from total assets of $93.0 million at December 31, 2006.  The increase from December 31, 2006 was primarily the net result of an increase in loans, which increased $10.5 million, or 17.1%, and decreases in cash and cash equivalents and securities of $7.6 million, or 52.9% from $14.3 million at December 31, 2006 to $6.8 million at December 31, 2007, and a decrease in securities of $2.4 million, or 25.5% from $9.4 million at December 31, 2006 to $7.0 million at December 31, 2007.

Total securities.  Total securities, which are comprised of federal agency securities and mortgage backed securities, decreased by $2.4 million, or 25.5%, to $7.0 million at December 31, 2007 from $9.4 million at December 31, 2006.  During the year ended December 31, 2007 funds provided by principal payments and maturities of securities were primarily utilized to support the growth in total loans.

Loans receivable, net. Total loans receivable, net, which exclude real estate mortgage loans held for sale, as of December 31, 2007 were $71.4 million, an increase of $10.5 million from $61.0 million at December 31, 2006.  The increase was primarily attributable to the Bank’s ability to attract and acquire new business relationships, principally in the commercial mortgage sector and, to a lesser extent, to commercial, construction, home equity and consumer loans.  Real estate mortgage loans, which consist primarily of commercial mortgage loans, increased $6.4 million, or 18.1%, to $41.5 million at December 31, 2007 from $32.2 million at December 31, 2006.  At December 31, 2007 commercial loans and lines of credit totaled $14.3 million, which represented an increase of $3.4 million, or 31.5% over the $10.9 million balance at December 31, 2006, and home equity and consumer loans increased $2.7 million, or 44.1% to $8.7 million from $6.0 million as of the same respective dates.  Construction and development loans decreased $2.0 million, or 21.8% from $9.1 million at December 31, 2006 to $7.1 million at December 31, 2007.  The increase in loans receivable, net, was primarily attributable to the Bank’s ability to attract and acquire new business relationships, principally in the commercial mortgage sector and, to a lesser extent, to commercial, construction, home equity and consumer loans.

Deposits. Deposits as of December 31, 2007 were $82.3 million as compared to $81.5 million at December 31, 2006, which represented an increase of $867,000, or 1.1% between the year-end amounts.  Although the Bank’s total deposits increased a small percentage, the mix shifted as customers transferred funds from money market accounts and into certificates of deposit and savings accounts in reaction to the change in interest rates following the easing of short-term interest rates during the latter part of 2007. Transaction accounts (demand and NOW deposits) totaled $9.0 million and represented 10.9% of total deposits at December 31, 2007, compared to $9.6 million, or 11.7% of total deposits, at December 31, 2006, and money market account balances, which totaled $39.8 million at December 31, 2007, represented 48.3% of total deposits as of that date compared to $48.0 million, or 59.0% of total deposits, one-year earlier.  The decreases in those categories were offset by increases in certificates of deposit and savings account balances.   Certificates of deposit increased $4.2 million, or 21.7% to $23.5 million at December 31, 2007, while savings accounts increased $5.5 million, or 120.2% to $10.1 million as of the same date.  At December 31, 2007 certificates of deposit and savings accounts represent 28.5% and 12.3% of total deposits, respectively, as compared to 23.7% and 5.6% of total deposits at December 31, 2006.  The Bank supplements its core deposits with higher costing certificates of deposit and certain savings products that offer a market-competitive interest rate in order to promote the fourth-quarter opening of its third full-service branch in Staten Island, New York.

Borrowed funds. At December 31, 2007 borrowed funds outstanding amounted to $89,000 as compared to $53,000 at December 31, 2006.  These funds were used primarily for the costs associated with the Bank’s reorganization into a bank holding company and for certain operating expenses incurred by the Company unrelated to the Bank.

Stockholders’ equity. Stockholders’ equity decreased $500,000, or (5.1%) from $10.9 million at December 31, 2006 to $10.4 million at December 31, 2007.  The decrease in equity resulted primarily from the $708,000 net loss for the year that was partially mitigated by a $106,000 increase in the accumulated other comprehensive gain associated with the increase in the unrealized gains on the Bank’s securities available for sale.  Additionally, the sum of the Company’s capital stock and additional paid in capital increased by $42,000 from December 31, 2006 to December 31, 2007 as a result of the exercise of 2,210 shareholder warrants and adjustment associated with stock based compensation.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General.  Net loss for the year ended December 31, 2007, was $708,000, a decrease of $719,000, or 50.4%, compared to net loss of more than $1.4 million for the prior year.  Basic and fully diluted loss per share decreased to ($0.41) for the year ended December 31, 2007 from ($0.83) for the year ended December 31, 2006.  The decrease in net loss reflected a $1.6 million increase in interest income that was partially offset by a nearly $1.1 million increase in interest expense, a $433,000 decrease in the provision for loan loss, a $183,000 increase in non-interest income, and a $449,000 increase in non-interest expense.  Losses from operations are expected to continue until the Bank achieves sustainable levels of loans and deposits.

Interest Income. Interest income for the year ended December 31, 2007 increased to nearly $6.3 million, an increase of $1.6 million, or 34.7% compared to the year ended December 31, 2006. The increase was attributable to the overall increase in average interest-earning assets, which increased to $92.4 million for the year ended December 31, 2007 from $72.3 million for the year ended December 31, 2006, and the higher yields that were realized in 2007 as compared to 2006.  The average yield on interest-earning assets for the year ended December 31, 2007 was 6.78%, which was 34 basis points higher than the 6.44% average yield on the Bank’s interest-earning assets for the year ending December 31, 2006. This increase was primarily due to higher average balances of loans and certificates of deposit along with higher yields for both asset segments coupled with a decrease in the average balances for Fed Funds sold and securities available for sale.

Interest Expense. Interest expense for the year ended December 31, 2007 on total interest-bearing deposits increased by $1.1 million to $3.6 million from $2.5 million when compared to the year ended December 31, 2006.  The increase was primarily due to the increase in average interest-bearing deposit balances and, to a lesser extent, higher competitive interest rates.  Average interest-bearing deposit balances increased $20.9 million, from $55.1 million for the year ended December 31, 2006 to $76.0 million for the year ended December 31, 2007, while the average rates paid on interest-bearing deposits increased 14 basis points, from 4.55% to 4.69%, over the same respective periods.

Provision for Loan Losses.  For the year ended December 31, 2007 the provision for loan losses decreased $433,000 as compared to the year ended December 31, 2006.  Much of the provision in 2006 resulted primarily from a changed and enhanced methodology for establishing provisions for the allowance for loan losses that the Bank adopted at that time.  Formerly, as a de novo institution, the Bank did not have any historical loan losses to enable management to estimate the probable credit losses imbedded within the portfolio.  Alternatively, along with other criteria, the Bank previously considered peer group credit loss data each period in providing the provision, which, based on the moderate growth exhibited by the loan portfolio, was deemed appropriate.  However, in light of the significant increase in commercial real estate loan, commercial business loan, and construction loan balances, the Bank expanded its current risk analysis methodologies.  Management bifurcated the loan portfolio segments into various pools in order to better evaluate the risks to credits associated by distinct geographic and business type concentrations.  Additional risk was associated to portions of the increase in commercial real estate loan balances that resulted from participations because of potential different lead-bank underwriting standards, and to the absence of a direct relationship between the Bank and those borrowers.  Moreover, management determined that the weakening local economy probably had a detrimental impact on the Bank’s business borrowers, most of which have had only a short-term relationship with the Company.  Accordingly, based on that quantitative and qualitative overall assessment, the Company concluded that a more significant provision for 2006 was appropriate given the relatively unseasoned nature of the loan portfolio.  Management utilized the framework adopted in 2006 in establishing the 2007 provision.

Non-Interest Income. Total non-interest income for the years ended December 31, 2007 and December 31, 2006 totaled $591,000 and $408,000, respectively.  The increases in service charges and fees resulted primarily from incremental service fees earned from a larger base of customer deposit and loan accounts.  The increase in the net gain on sales of real estate mortgage loans held for sale resulted from an increased volume of sold loans in the year ended December 31, 2007 as compared to 2006.  For the year ended December 31, 2007 the Company realized a $12,000 loss on the sale of securities available for sale as the proceeds from a lower yielding investment were redeployed into relatively higher yielding loans.  The increase in other non-interest income was primarily attributable to sales of fixed annuities that the Bank commenced selling in 2006.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2007 was approximately $4.0 million as compared to $3.5 million for year ended December 31, 2006.  Compensation and benefits increased $230,000 primarily as a result of the hiring of business development officers and staff for the Bank’s third full-service branch office in Staten Island, New York which opened in November, 2007. Occupancy and equipment increased $12,000 primarily as a result of increases in rent, utilities and maintenance costs, and to costs related to the increases in personnel.  The $47,000 increase in data processing service fees was also primarily attributable to the Bank’s growth and to servicing a larger customer base.  The $160,000 increase in all other non-interest expenses was primarily due to increases in professional and consulting fees and other operating expenses related to the expansion of the Company’s business activities and the opening of its first branch in the Staten Island, New York marketplace.

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

Our primary investing activities are the origination of loans and the purchase of investment securities.  For the years December 31, 2007 and 2006, we originated loans of approximately $48.7 million and $56.8 million, respectively, including real estate mortgage loans held for sale.  At December 31, 2007 and 2006, we had outstanding loan origination commitments of $12.2 million and $11.7 million and undisbursed lines of credit and construction loans in process of $11.1 million and $10.2 million, respectively.  We anticipate that we will have sufficient funds available to meet our current loan originations and other commitments.

At December 31, 2007 and 2006 total deposits were approximately $82.3 million and $81.5 million, of which approximately $23.5 million and $19.3 million were in certificates of deposit, respectively.  Certificates of deposit scheduled to mature in one year or less from December 31, 2007 and 2006 totaled $17.3 million and $10.1 million, respectively.  Management anticipates that a substantial portion of our maturing certificate of deposit accounts will be renewed

During 2006, the Bank completed its reorganization into the holding company structure.  In order to pay the various costs associated with its formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which $89,000 has been exercised.  Separately, the Bank has an unused credit line of $5.0 million with the same correspondent bank.  While we have never used these additional credit lines, we may do so in the future based upon our need for funds and the cost of deposits as an alternative source of funds.  In general we manage our liquidity by maintaining sufficient levels of overnight federal funds sold and other short-term investments so that funds are available for investment in loans when needed.

Impact of Inflation and Changing Prices

The Financial Statements and related Notes have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike most industrial companies, nearly all of our assets and liabilities are financial in nature.  As a result, our net income is directly impacted by changes in interest rates, which are influenced by inflationary expectations.  Our ability to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities as part of our interest rate risk management program may reduce the effect that changes in interest rates have on our net income.  Changes in interest rates do not necessarily move to the same extent as changes in prices of goods and services.  In the current interest rate environment, liquidity and the maturity structure of our assets and liabilities are critical to the maintenance of acceptable levels of net income.  Management believes that by maintaining a significant portion of our assets in short-term investments, adjustable rate mortgage-backed securities and adjustable rate loans, we will be able to redeploy our assets as rates change.

Item 7.                         Financial Statements

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission tthat permit the Company to provide only management’s report in this annual report.

/s/ Anthony P. Costa Anthony P. Costa, Chairman and Chief Executive Officer /s/ Arthur W. Budich Arthur W. Budich, Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ES Bancshares, Inc.
Newburgh, New York

We have audited the accompanying consolidated statements of financial condition of ES Bancshares, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ES Bancshares, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Livingston, New Jersey
March 26, 2008

ES Banshares, Inc.
Consolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
ASSETS	2007	2006

Cash and cash equivalents:
Cash and due from banks	$2,021	$2,734
Federal funds sold	4,731	11,609
Total cash and cash equivalents	6,752	14,343
Certificates of deposit at other financial institutions	5,794	5,746
Securities:
Available for sale, at fair value	7,037	9,443
Real estate mortgage loans held for sale at lower of cost or market value	350	215
Loans receivable	71,705	61,228
Deferred cost	364	344
Allowance for loan losses	(624)	(581)
Loans receivable, net	71,445	60,991
Accrued interest receivable	515	515
Federal Reserve Bank stock	324	335
Federal Home Loan Bank stock	89	—
Goodwill	581	581
Office properties and equipment, net	838	741
Prepaid expenses	136	74
Other assets	55	55
Total assets	$93,916	$93,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$7,249	$8,156
Interest bearing	75,093	73,318
Borrowed funds	89	53
Accounts payable	103	130
Other liabilities	1,000	440
Total liabilities	83,534	82,097

Commitments and contingencies

Stockholders' equity
Capital stock (par value $0.01: 5,000,000 shares authorized
1,721,437 shares issued at December 31, 2007
1,719,227 shares at December 31, 2006)	17	17
Additional paid-in-capital	16,911	16,869
Accumulated deficit	(6,553)	(5,845)
Accumulated other comprehensive gain or (loss)	7	(99)
Total stockholders' equity	10,382	10,942
Total liabilities and stockholders' equity	$93,916	$93,039

See accompanying notes to financial statements

ES Bancshares, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006

Interest and dividend income:
Loans	$5,078	$3,575
Securities	398	406
Certificates of deposit	320	165
Other earning assets	468	506
Total interest and dividend income	6,264	4,652

Interest expense:
Deposits	3,562	2,507
Borrowed funds	6	1
Total interest expense	3,568	2,508

Net interest income	2,696	2,144

Provision for loan losses	43	476
Net interest income after provision for loan losses	2,653	1,668

Non-interest income:
Service charges and fees	303	207
Net gain on sales of real estate mortgage loans held for sale	199	169
Net (loss) on sales of securities available for sale	(12)	—
Other	101	32
Total non-interest income	591	408

Non-interest expense:
Compensation and benefits	2,040	1,810
Occupancy and equipment	656	644
Data processing service fees	190	143
Other	1,066	906
Total non-interest expense	3,952	3,503

(Loss) before income taxes	(708)	(1,427)

Income tax expense	—	—

Net loss	$(708)	$(1,427)

(Loss) per common share:
Basic	$(0.41)	$(0.83)
Diluted	$(0.41)	$(0.83)

Weighted average common shares	1,720,449	1,719,205
Weighted average dilutive shares	—	—
Weighted average diluted common shares	1,720,449	1,719,205

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007
(In dollars, except share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain or (Loss)	Total

Balance at January 1, 2006	1,719,177	$8,596	$8,276	$(4,418)	$(122)	$12,332

Exchange of 1,719,227 shares of Empire State Bank, NA, $5.00 par value, for 1,719,227 shares of ES Bancshares, Inc., $0.01 par value.		(8,579)	8,579			—

Exercise of stock warrants	50	—	1	—	—	1

Stock based compensation	—	—	13	—	—	13
Comprehensive loss:
Net loss for the period	—	—	—	(1,427)	—	(1,427)
Net unrealized gain on available-for-sale securities	—	—	—	—	23	23
Total comprehensive loss						(1,404)

Balance at December 31, 2006	1,719,227	17	16,869	(5,845)	(99)	10,942

Exercise of stock warrants	2,210	—	22	—	—	22

Stock based compensation	—	—	20	—	—	20
Comprehensive loss:
Net loss for the period	—	—	—	(708)	—	(708)
Net unrealized gain on available-for-sale securities	—	—	—	—	106	106
Total comprehensive loss						(602)

Balance at December 31, 2007	1,721,437	$17	$16,911	$(6,553)	$7	$10,382

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(In thousands)

	2007	2006
Cash flows from operating activities:
Net loss for period	$(708)	$(1,427)
Adjustments to reconcile net losses to net cash provided by operating activities:
Provision for loan losses	43	476
Depreciation expense	228	199
Amortization of deferred fees, discounts and premiums, net	3	(4)
Net originations on loans held for sale	63	633
Net loss on sales of securities available for sale	12	—
Net gain on sale of real estate mortgage loans held for sale	(199)	(169)
Stock compensation expense	20	13
Changes in assets and liabilities
Increase in other assets	(62)	(325)
Increase in accrued expenses and other liabilities	534	225
Net cash used in operating activities	(66)	(379)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	8,592	5,499
Purchase of certificates of deposit at other financial institutions	(8,640)	(8,496)
Purchase of available-for-sale securities	(6,160)	(5,897)
Proceeds on sales of securities available for sale	2,061	—
Proceeds from principal payments and maturities of securities	6,596	2,861
Net disbursements for loan originations	(10,497)	(28,142)
Purchase of Federal Home Loan Bank stock	(89)	—
Redemption of Federal Reserve Bank stock	11	43
Leasehold improvements and acquisitions of capital assets	(325)	(98)
Net cash used in investing activities	(8,451)	(34,230)
Cash flows from financing activities:
Net increase in deposits	868	38,097
Proceeds of advance from line of credit	36	53
Proceeds from stock issuance	22	1
Net cash provided by financing activities	926	38,151

Net increase (decrease) in cash and cash equivalents	(7,591)	3,542
Cash and cash equivalents at beginning of period	14,343	10,801

Cash and cash equivalents at end of period	$6,752	$14,343

Supplemental cash flow information
Interest paid	$3,595	$2,422
Income taxes paid	$—	$—

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

The Bank is a full service commercial bank that offers a variety of financial services to meet the needs of communities in its market area.  The Bank attracts deposits from the general public and uses such deposits to originate commercial loans, revolving lines of credit, commercial real estate, mortgage loans secured by one-to four-family residences, home equity lines, and to a lesser extent construction, land, and consumer installment loans.  The Bank also invests in mortgage-backed and other securities permissible for a federally chartered commercial bank.  The Bank also operated two loan production offices, one in Staten Island, New York, and another in Lynbrook, New York.  However, in November of 2007 the Staten Island loan production office was closed in conjunction with the opening of the Bank’s new full service branch in that borough.  The Bank’s primary area for deposits includes the Town of Newburgh and the Village of New Paltz, in addition to the communities surrounding those offices, and the borough of Staten Island.  The Bank’s primary market area for its lending activities consists of the communities within Orange County, Ulster County, the five boroughs of New York City, Nassau County, and portions of Dutchess, Rockland, Putnam and Westchester Counties.

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

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions excluding certificates of deposit, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of December 31, 2007 and December 31, 2006.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees and costs on originated loans and any unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct loan origination costs will be deferred and the net amount amortized as an adjustment of the related loan’s yield using methods that approximate the interest method over the contractual life of the loan. Loan interest income is accrued daily on outstanding balances. The accrual of interest is discontinued when a loan is specifically determined to be impaired or management believes that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loans’ existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.  The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent as to principal and interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on non-accrual loans, including impaired loans, will be recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectable. Loans are returned to an accrual status when a loan is brought current as to principal and interest and when reasons for doubtful collection no longer exist. There was one non-accrual loan in the amount of $183,000 at December 31, 2007, but none at December 31, 2006.  There were no impaired loans at December 31, 2007 or December 31, 2006.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses that is  increased by provisions for loan losses charged to income.  Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible.  Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2004.

Federal Reserve Bank

As a member of the Federal Reserve Bank (“FRB”) system, the Bank is required to maintain a minimum investment in FRB stock.  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $324,000 and

$335,000 invested in FRB stock at December 31, 2007 and December 31, 2006, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Home Loan Bank of New York

The Bank became a member of the Federal Home Loan Bank of New York (“FHLB”) on March 13, 2007.  As a member the Bank was required to purchase $89,000 in FHLB capital stock, which is also the amount invested at December 31, 2007.  The amount is carried at cost because it is a restricted security.  The FHLB may declare dividends on this stock at its discretion.

Lines of Credit

The Company has a line of credit with a commercial bank for an amount of up to $200,000.  This credit facility is on an unsecured basis for a period of one year.  The Company utilized this credit facility primarily to fund various organizational costs

The Company has a line of credit with a commercial bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during 2007 or 2006.

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

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 9.  For accounting purposes, the Bank recognizes expense for shares of common stock awarded under the Bank’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.  Total expense incurred during the years ending December 31, 2007 and 2006 relating to the options was $19,000 and $14,000, respectively.

Net Loss Per Common Share

The Company reports both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted EPS is computed by dividing income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method.  None of the 327,690 stockholder warrants, or 190,000 organizer warrants, or 157,750 stock options were considered in computing diluted EPS because to do so would have been antidilutive.

Adoption of new accounting standards

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.   The adoption did not have a material impact on its consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the impact of this standard to be material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”).  Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.   The Company does not expect the impact of this standard to be material.

NOTE 2 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at December 31, 2007 and December 31, 2006.

	December 31, 2007
	(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgaged-backed securities	$1,672	$—	$(12)	$1,660
U.S. Government Agencies	5,358	22	(3)	5,377
Total	$7,030	$22	$(15)	$7,037

	December 31, 2006
	(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgaged-backed securities	$4,146	$—	$(86)	$4,060
U.S. Government Agencies	5,396	—	(13)	5,383
Total	$9,542	$—	$(99)	$9,443

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at December 31, 2007, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	December 31, 2007
	(in thousands)

	Amortized	Fair
	Cost	Value

Mortgaged-backed securities	$1,672	$1,660
U.S. Government Agencies
Due less than one year	—	—
One year to less than three years	499	502
Three years to less than five years	1,000	997
Five years to ten years	1,700	1,708
More than ten years	2,159	2,170
Total	$7,030	$7,037

The following tables summarize, for all securities in an unrealized loss position at December 31, 2007 and December 31, 2006, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position.

	December 31, 2007

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgaged-backed securities	$—	$—	$1,660	$(12)	$1,660	$(12)
U.S. Government Agencies	2,077	(3)	—	—	2,077	(3)
Total temporarily impaired	$2,077	$(3)	$1,660	$(12)	$3,737	$(15)

	December 31, 2006

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgaged-backed securities	$—	$—	$4,060	$(86)	$4,060	$(86)
U.S. Government Agencies	4,184	(13)	—	—	4,184	(13)
Total temporarily impaired	$4,184	$(13)	$4,060	$(86)	$8,244	$(99)

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

At December 31, 2007, three debt securities have unrealized losses of approximately $12,000, and two others have unrealized losses of approximately $3,000, that have existed for less than thirty months, and less than twelve months, respectively, from the Bank’s cost basis, and are largely due to changes in interest rates.  The fair value is expected to recover as the securities approach their maturity date or reset date.

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

Sales of available for sale securities were as follows:

	2007	2006
	(In thousands)

Proceeds	$2,061	$—
Gross gains	—	—
Gross losses	12	—

NOTE 3 – LOANS

The following is a summary of loans receivable at December 31, 2007 and December 31, 2006.

	December 31,
	2007	2006
	(In thousands)
Real estate loans:
One-to four-family	$1,913	$1,591
Commercial	32,426	27,503
Multi-family	6,997	6,057
Construction or development	7,319	9,128
Home equity	7,256	5,383
Total real estate loans	55,911	49,662

Other loans:
Commercial business	14,335	10,903
Consumer	1,459	663
Total other loans	15,794	11,566

Total loans	71,705	61,228

Less:
Deferred loan costs (fees) net	364	344
Allowance for loan losses	(624)	(581)

Total loans receivable, net	$71,445	$60,991

There was one non-accruing loan in the amount of $183,000 classified as non-performing as of December 31, 2007.  Gross supplemental interest income that would have been recorded if the non-accruing loan had remained current in accordance with its contractual terms was $5,000.  There were no non-performing loans as of December 31, 2006.  At year-end 2007 and 2006, the Company had no interest only loans, and no loans with potential for negative amortization.

In the ordinary course of business the Bank has extended credit to various directors, senior officers and their affiliates.  Loans to related parties during 2007 were as follows:

Beginning balance at December 31, 2006	$3,560
New loans	350
Repayment	(370)

Ending balance at December 31, 2007	$3,540

The balance at December 31, 2007 includes unused commitments totaling $687.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2007 and December 31, 2006.

	December 31,
	2007	2006
	(In thousands)

Balance at beginning of year	$581	$106
Provision for losses	43	476
Charge-offs	—	(1)
Recoveries	—	—
Balance at end of year	$624	$581

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2007 and December 31, 2006.

	December 31,
	2007	2006
	(In thousands)

Furniture, fixtures and equipment	$851	$611
Leasehold improvements	669	612
	1,520	1,223
Less accumulated depreciation and amortization	(682)	(482)
Total premises and equipment, net	$838	$741

Depreciation expense was $228,000 and $199,000 for 2007 and 2006, respectively.

NOTE 6 – DEPOSITS

The following is a summary of deposit balances at December 31, 2007 and December 31, 2006.

	December 31,
	2007	2006
	(in thousands)

Demand deposit accounts	$7,249	$8,156
NOW accounts	1,711	1,403
Money market accounts	39,776	48,032
Regular savings accounts	10,132	4,600
Certificates of deposit	23,474	19,283
Total	$82,342	$81,474

The following summarizes certificates of deposit by remaining term to contractual maturity at December 31, 2007.

Account
Balances
(In thousands)

Under one year	$17,309
One year to under two years	2,120
Two years to under three years	1,244
Three years to under four years	1,938
Four years to under five years	863
Total certificates of deposit	$23,474

Certificates of deposit of $100,000 or more totaled $5.7 million and $4.3 million at December 31, 2007 and December 31, 2006, respectively.  Deposits from directors, senior officers and their affiliates were approximately $2.6 million and $4.5 million at December 31, 2007 and December 31, 2006, respectively.

NOTE 7 – INCOME TAXES

The following summarizes components of income tax expense for the years ended December 31, 2007 and December 31, 2006.

	December 31,
	2007	2006
	(In thousands)
Current:
Federal expense (benefit)	$—	$—
State expense (benefit)	—	—
	—	—

Deferred:
Federal expense (benefit)	(241)	(483)
State expense (benefit)	(64)	(128)
Tax expense (benefit) before valuation allowance	(305)	(611)

Valuation allowance	305	611
Tax expense	$—	$—

The following is a reconciliation of the Bank’s statutory federal income tax rate to its effective tax rate at December 31, 2007 and December 31, 2006.

	December 31,
	2007	2006
	(In thousands)

Federal tax expense (benefit) at statutory rate	$(241)	$(485)
State and local income taxes, net of federal income tax benefit	(74)	(133)
Other	10	7
Tax benefit before valuation allowance	(305)	(611)

Valuation allowance	305	611

Net tax benefit	$—	$—

The following summarizes the components of the Bank’s deferred tax assets and deferred tax liabilities at December 31, 2007 and December 31, 2006.

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$2,219	$1,839
Stock option compensation	33	39
Charitable contributions carry forward	105	103
Depreciation	57	58
Mark-to-market loans	2	1
Reserve for loan losses	250	233
	2,666	2,273
Less: Valuation allowance	(2,266)	(1,940)
Net deferred tax assets	400	333

Deferred tax liabilities:
Accrual to cash adjustment	(177)	(133)
Accretion of bond discount	(23)	(23)
Intangible asset amortization	(54)	(39)
Deferred loan fees	(146)	(138)
Deferred tax liabilities	(400)	(333)

Net deferred tax asset (liability)	$—	$—

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

For the years ended December 31, 2007 and 2006, the Bank was subject to a minimum tax on assets for New York State purposes in the amount of $14,000 and $6,000, respectively, which is included in other expense.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the normal course of its business, the Bank may become involved as plaintiff or defendant in proceedings such as judicial mortgage foreclosures and proceedings to collect on loan obligations and to enforce contractual obligations.  As of December 31, 2007, the Bank was not party to any legal proceedings that may have a material affect on the Bank’s results of operations and financial condition.

Operating Lease Commitments

The Bank is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch offices located in New Paltz, New York and Staten Island, New York.  Rent expense under the three respective operating leases was $146,000, $139,000, and $13,500 for the year ended December 31, 2007.  For the year ended December 31, 2006 rent expense for the Newburgh and New Paltz locations was $162,000 and $141,000, respectively.  There was no expense in 2006 for the Staten Island location because the lease did not commence until August 2007.  Total rent expense for 2007 and 2006 was $298,500 and $303,000, respectively. The leases are for initial terms of 10 years, 15 years, and 1 year respectively, and have various renewal options.

The combined future minimum rent commitments under the non-cancelable operating leases, excluding taxes and insurance, before considering renewal options that generally are present, are as follows:

2008	$234,000
2009	219,000
2010	226,000
2011	229,000
2012	232,000
Later	915,075

Total	$2,055,075

The Bank’s lease obligation for its Lynbrook, New York lending offices is on a month-to-month basis at $800 per month.  The Bank decided not to renew the lease as of March 31, 2008.

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

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	December 31, 2007		December 31, 2006

	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)

Commitments to make loans	$3,297	$8,915	$1,923	$9,765
Unused lines of credit	0	11,143	92	10,156
Standby letters of credit	354	0	267	0

Loan origination commitments consisted of adjustable and fixed rate commitments with interest rates ranging from 5.875% to 13.25% and terms generally not exceeding 90 days.

NOTE 9 – EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Stock Options

On October 19, 2004 the Board of Directors approved the adoption of the Bank’s Stock Option Plan.  A total of 180,000 shares of authorized but unissued common stock was reserved for issuance under the Stock Option Plan, although option exercises may also be funded using treasury shares or shares acquired in open market purchases.

At December 31, 2007 and 2006, respectively, there were 22,250 and 32,250 shares available for future grant. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

At December 31, 2007 the outstanding options had an average unrecognized compensation cost of $39,000 with a corresponding average remaining period of 27.2 months for that cost to be expensed.

The fair values of options granted are computed using the Black-Scholes option-pricing model, using the following weighted-average assumptions as of the grant dates.

	2007	2006

Risk free interest rate	4.81%	4.35%

Expected option life	5.0	5.0

Expected stock price volatility	0.10%	0.10%

Dividend yield	0.00%	0.00%

Weighted average fair value of options granted during the year	$—	$2.20

A summary of the activity in the plan is as follows:

	2007
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life in Years

Outstanding at beginning of year	147,750	$10.47
Granted	15,000	10.50
Exercised	—
Forfieited or expired	(5,000)	10.50

Outstanding at end of year	157,750	$10.47	8.1

Intrinsic value (,000's)	$—

Vested and expected to vest	157,750	$10.47	8.1

Options exerciseable at year-end	109,000	$10.48

Intrinsic value (,000's)	$—

Warrants

At December 31, 2007 the Bank had 327,690 total shareholder warrants issued and outstanding.   Warrants are convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2008. Additionally, there were 190,000 organizer warrants issued as of December 31, 2004. The organizer warrants are convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2009. The organizer warrants are valued at $323,000. The fair value was determined using the minimum value method using the following assumptions: Grant date of June 28, 2004, $10.00 strike price, $10.00 fair value of a share of capital stock at grant date, risk-free rate of 3.8%, no dividends, five (5) year life and no volatility.  During the year ended December 31, 2007 2,210 shareholder warrants were exercised for which the Company received $22,100.

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

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  At year-end 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2007 and December 31, 2006, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2007 and December 31, 2006.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007
Tier I (core)capital	$9,886	11.5%	$2,818	3.0%	$4,696	5.0%
Risk-based capital:
Tier I	9,886	12.5	N/A	N/A	3,865	6.0
Total	10,510	13.3	5,153	8.0	6,441	10.0

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006
Tier I (core)capital	$10,522	11.3%	$2,791	3.0%	$4,652	5.0%
Risk-based capital:
Tier I	10,522	15.2	N/A	N/A	4,145	6.0
Total	11,103	16.1	5,527	8.0	6,908	10.0

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

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. (T)	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting.  The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of December 31, 2007 and found them to be adequate.

(b) Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is on page 34 of the Form 10-KSB.  This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

We maintain internal control over financial reporting.  There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on the Company’s website at www.esbna.com.

Information concerning Directors and executive officers of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year covered by this report.

Item 10.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Set forth below is information, as of December 31, 2007 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (1), Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (3)

Equity compensation plans approved by stockholders	157,750	$10.47	22,250
Equity compensation plans not approved by stockholders	—	—	—
Total	157,750	$10.47	22,250

(1)	Consists of options to purchase 157,750 shares of common stock under the Empire State Bank 2004 Stock Option Agreement.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Empire State Bank 2004 Stock Option Agreement.
(3)	Consists of stock options for 22,250 shares of common stock available to be granted from the Empire State Bank 2004 Stock Option Agreement.

Item 12.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.	Exhibits

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3(1)	Articles of Incorporation	*

3(2)	Amended and Restated Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement dated September 23, 2005 Between Empire State Bank and Anthony P. Costa	**

10.2	Employment Agreement dated September 23, 2005 Between Empire State Bank and Philip Guarnieri	**

10.3	Employment Agreement dated October 20, 2006 between Empire State Bank and Arthur W. Budich	**

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	**

10.5	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Employee

10.6	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Outside Directors

23	Consent of Crowe Chizek and Company LLC

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report of Form 10-QSB for the period ended September 30, 2006.

**
Previously filed with the SEC as an exhibit to the Company’s Registration Statement on Form S-4 filed on April 14, 2006 and subsequently amended on April 18, 2006, May 1, 2006, May 16, 2006, and May 23, 2006 and a post-effective amendment filed on June 9, 2006.

Item 14.                      Principal Accountant Fees and Services

Information concerning Independent Auditors’ Fees is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ES BANCSHARES, INC.

Date: March 31, 2008	By:	/s/ Anthony P. Costa
Anthony P. Costa, Chairman and Chief Executive Officer, Director
(Duly Authorized Representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Philip Guarnieri
Philip Guarnieri, President and Chief Operating Officer, Director

Date: March 31, 2008	/s/ Arthur W. Budich
Arthur W. Budich, Executive Vice President and Chief Financial Officer

Date: March 31, 2008	/s/ William Davenport
William Davenport, Director

Date: March 31, 2008	/s/ Peter Ferrante
Peter Ferrante, Director

Date: March 31, 2008	/s/ Andrew Finklestein
Andrew Finklestein Esq., Director

Date: March 31, 2008	/s/ Gale Foster
Gale Foster Esq., Director

Date: March 31, 2008	/s/ David Freer, Jr.
David Freer, Jr., Director

Date: March 31, 2008	/s/ Harold Kahn
Harold Kahn, Director

Date: March 31, 2008	/s/ David Mesches
David Mesches, Director

Date: March 31, 2008	/s/ Michael Ostrow
Michael Ostrow, Director

Date: March 31, 2008	/s/ Albert Pagano
Albert Pagano, Director

Date: March 31, 2008	/s/ Peter Savago
Peter Savago, Director

Date: March 31, 2008	/s/ Thomas D. Weddell
Thomas D. Weddell, Director