Form 10-Q
period 2008-03-31
ES Bancshares, Inc.
filed 2008-05-14
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

ES BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

MARYLAND	20-4663714
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

68 North Plank Road, Newburgh, New York 12550
(Address of principal executive offices)

(866) 646-0003
Issuer’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☒.  NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES  ☐.  NO  ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of May 12, 2008 there were 1,721,437 issued and outstanding shares of the Registrant’s Common Stock

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
ASSETS	2008	2007

Cash and cash equivalents:
Cash and due from banks	$3,034	$2,021
Federal funds sold	7,144	4,731
Total cash and cash equivalents	10,178	6,752
Certificates of deposit at other financial institutions	4,145	5,794
Securities:
Available for sale, at fair value	6,986	7,037
Held to maturity, at amortized cost
(fair value of $4,480 at March 31, 2008)	4,486	—
Total securities	11,472	7,037

Real estate mortgage loans held for sale	165	350
Loans receivable, net
Real estate mortgage loans	42,866	41,519
Commercial and lines of credit	15,580	14,335
Home equity and consumer loans	8,830	8,714
Construction or development loans	6,796	7,137
Deferred cost	384	364
Allowance for loan losses	(617)	(624)
Total loans receivable, net	73,839	71,445
Accrued interest receivable	518	515
Federal Reserve Bank stock	314	324
Federal Home Loan Bank stock	89	89
Goodwill	581	581
Office properties and equipment, net	799	838
Other assets	307	191
Total assets	$102,407	$93,916

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$9,115	$7,249
Interest bearing	82,152	75,093
Borrowed funds	89	89
Accrued interest payable	104	103
Other liabilities	817	1,000
Total liabilities	92,277	83,534

Commitments and contingencies

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
1,721,437 shares of ES Bancshares, Inc.
issued at March 31, 2008 and at December 31, 2007)	17	17
Additional paid-in-capital	16,915	16,911
Accumulated deficit	(6,828)	(6,553)
Accumulated other comprehensive income	26	7
Total stockholders' equity	10,130	10,382
Total liabilities and stockholders' equity	$102,407	$93,916

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2008	2007

Interest and dividend income:
Loans	$1,225	$1,149
Securities	85	99
Certificates of deposit	67	84
Fed Funds and other earning assets	58	162
Total interest and dividend income	1,435	1,494

Interest expense:
Deposits	689	876
Borrowed funds	1	1
Total interest expense	690	877

Net interest income	745	617

Provision for (reversal of) loan losses	(7)	4
Net interest income after provision for loan losses	752	613

Non-interest income:
Service charges and fees	88	73
Net gain on sales of real estate mortgage
loans held for sale	15	17
Net gain on sales of securities available for sale	7	—
Other	22	13
Total non-interest income	132	103

Non-interest expense:
Compensation and benefits	574	486
Occupancy and equipment	194	161
Data processing service fees	65	41
Other	326	223
Total non-interest expense	1,159	911

Net (loss) before income taxes	(275)	(195)
Income tax expense	—	—
Net (loss)	$(275)	$(195)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	19	(8)
Comprehensive income (loss)	$(256)	$(203)

Weighted average:
Common shares	1,721,437	1,719,227
(Loss) per common share:
Basic & diluted	$(0.16)	$(0.11)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(In thousands of dollars except, share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain	Total

Balance at January 1, 2007	1,719,227	$17	$16,869	$(5,845)	$(99)	$10,942

Stock based compensation	—	—	5	—	—	5

Comprehensive loss:
Net loss for the period	—	—	—	(195)	—	(195)
Net unrealized (loss) on available-
for-sale securities	—	—	—	—	(8)	(8)
Total comprehensive loss						(203)

Balance at March 31, 2007	1,719,227	$17	$16,874	$(6,040)	$(107)	$10,744

Balance at January 1, 2008	1,721,437	$17	$16,911	$(6,553)	$7	$10,382

Stock based compensation	—	—	4	—	—	4

Comprehensive loss:
Net loss for the period	—	—	—	(275)	—	(275)
Net unrealized gain on available-
for-sale securities	—	—	—	—	19	19
Total comprehensive loss						(256)

Balance at March 31, 2008	1,721,437	$17	$16,915	$(6,828)	$26	$10,130

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss for period	$(275)	$(195)
Adjustments to reconcile net losses to net cash
provided by operating activities:
Provision for (reversal of) loan losses	(7)	4
Depreciation expense	79	54
Amortization of deferred fees, discounts and premiums, net	1	1
Net originations on loans held for sale	200	232
Net gain on sale of real estate mortgage loans held for sale	(15)	(17)
Net gain on sale of securities available for sale	(7)	—
Gain on sale of fixed assets	(9)	—
Stock compensation expense	4	5
Changes in assets and liabilities
(Increase)/decrease in other assets	(118)	32
Increase (decrease) in accrued expenses and other liabilities	(181)	51
Net cash (used in) provided by operating activities	(328)	167
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	2,649	2,399
Purchase of certificates of deposit at other financial institutions	(1,000)	(2,897)
Purchase of available-for-sale securities	(1,653)	—
Purchase of held-to-maturity securities	(4,486)	—
Proceeds on sale of securities available for sale	506	—
Proceeds from principal payments and maturities of securities	1,221	1,943
Proceeds on sale of fixed assets	9	—
Net disbursements for loan originations	(2,386)	(4,472)
Purchase of Federal Home Loan Bank stock	—	(89)
Redemption of Federal Reserve Bank stock	10	5
Leasehold improvements and acquisitions of capital assets	(40)	(24)
Net cash used in investing activities	(5,170)	(3,135)
Cash flows from financing activities:
Net increase / (decrease) in deposits	8,924	(663)
Proceeds of advance from line of credit	—	3
Net cash provided by (used in) financing activities	8,924	(660)

Net increase/(decrease) in cash and cash equivalents	3,426	(3,628)
Cash and cash equivalents at beginning of period	6,752	14,343

Cash and cash equivalents at end of period	$10,178	$10,715

Supplemental cash flow information
Interest paid	$689	$855
Income taxes paid	$—	$—

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

Note 3.  Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit.  In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending December 31, 2008.  The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the fiscal year ended December 31, 2007, included in Form 10-KSB filed with the SEC.

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

Note 4.  Summary of Significant Accounting Policies

Warrants

Effective April 15, 2007, the Company modified the terms of the warrants to purchase common stock of the Company by reducing the exercise price of $12.50 to $10.00 and extended the expiration term from June 28, 2007 to June 28, 2008.  There was no additional expense recognized as a result of the modification.  At March 31, 2008 the Company had 327,690 stockholder warrants issued and outstanding.  Additionally, there were 190,000 issuable organizer warrants as of March 31, 2008.  The organizer warrants are convertible into common shares at an exercise price of $10.00 and exercisable through June 27, 2009 and their terms have not been modified.  The organizer warrants were valued at $323,000 and were expensed at the time of issuance in accordance with FAS 123. The fair value was determined using the minimum value method using the following assumptions: Grant date of June 28, 2004, $10.00 strike price, $10.00 fair value of a share of capital stock at grant date, risk-free rate of 3.8%, no dividends, five (5) year life and no volatility.

Stock Options

On October 19, 2004 the Board of Directors approved the adoption of the Company’s Stock Option Plan which allows for 180,000 options.  These options have a 10-year term and may be either non-qualified stock options or incentive stock options.  These options were not deemed granted until shareholder approval occurred on May 3, 2005.  The options vest at a rate of 20% on each of five annual vesting dates except for 65,000 options granted to Directors, which vested immediately.  Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

The Company accounts for stock options under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“SFAS 123(R)”), using the modified prospective transition method.  For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.

	2007	2006

Risk free interest rate	4.74%	4.35%

Expected option life	5.0	5.0

Expected stock price volatility	0.10%	0.10%

Dividend yield	0.00%	0.00%

Weighted average fair value of options
granted during the year	$—	$2.20

A summary of options outstanding under the Bank’s Stock Option Plan as of March 31, 2008, and changes during the three-month period then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (yrs.)	Value
Outstanding at
January 1, 2008	157,750	$10.47	7.3	—
Granted	—	—	—
Exercised	—	—	—
Forfieited or expired	—	—	—
Outstanding at
March 31, 2008	157,750	$10.47	6.8	—

Options exerciseable at
March 31, 2008	109,700	$10.48	6.7	—

Vested and expected
to vest	157,750	$10.47	6.8

As of March 31, 2008, there was $34,420 of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 25 months.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the 327,690 stockholder warrants, or 190,000 organizer warrants, or 157,750 stock options were considered in computing diluted earnings (loss) per share because to do so would have been antidilutive.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.3 million at March 31, 2008.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has no operating history, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of March 31, 2008.

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

Non-Performing Assets

Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status.  Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  We did not have any non-accrual loans nor did we have any troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) or foreclosed assets acquired in settlement of loans, at and for the three-month periods ending March 31, 2008 and March 31, 2007.

Classification of Assets

Regulations require that the Company classify its own assets on a regular basis and establish prudent valuation allowances based on such classifications.  In addition, in connection with examinations, Office of the Comptroller of the Currency (the “OCC”) examiners have the authority to identify problem assets, and if appropriate, require that they be classified. There are three classifications for problem assets: substandard, doubtful, and loss Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  If a bank does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OCC.  On the basis of management's review, at March 31, 2008, none of the Bank’s assets were classified as substandard, doubtful or loss.

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

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”).  Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.   The impact of adoption was not material.

Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	March 31	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$6,986	$—	$6,986	$—

Note 5.  Commitments and Contingencies

Legal Proceedings

The Company has not been a party to any legal proceedings that may have a material effect on the Company’s results of operations and financial condition.  However, in the normal course of its business, the Company may become involved as plaintiff or defendant in proceedings such as judicial mortgage foreclosures and proceedings to collect on loan obligations and to enforce contractual obligations.

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office locations in New Paltz, New York and Staten Island, New York.  The leases are for initial terms of 10 years, 15 years, and 1 year, respectively and have various renewal options.  Rent expense under operating leases was $74,000 for the three months ended March 31, 2008.  At March 31, 2008, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $170,000 in 2008, $219,000 in 2009, $226,000 in 2010, $229,000 in 2011, $217,000 in 2012 and a total of $915,000 for 2013 and thereafter.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at March 31, 2008 were limited to loan origination commitments of $13.2 million (including one-to-four family loans held for sale of $1.6 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $13.3 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at March 31, 2008 consisted of adjustable and fixed rate commitments of $7.1 million and $6.1 million respectively, with interest rates ranging from 4.75% to 7.75%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q of the Company includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company.  All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “project,” “predict,” “expect,” “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including risks and uncertainties including changes in economic conditions in our market area, changes in local real estate values, changes in regulatory policies, fluctuations in interest rates, local loan and deposit demand levels, competition, our ability to control expenses, our ability to increase our lower cost deposits, our ability to execute our plan to attain profitability, our ability to expand operations in our new Staten Island office and other factors.  The Company does not intend to update these forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 amounted to $102.4 million, representing an increase of $8.5 million, or 9.1%, from $93.9 million at December 31, 2007.  The increase in assets was primarily attributable to a $4.4 million increase in total securities, a $3.4 million increase in total cash and cash equivalents, and a $2.4 million increase in total loans receivable, net, that were partially offset by a $1.6 million decrease in certificates of deposit at other financial institutions.  These increases reflect our recent decision to increase our growth somewhat in light of favorable changes to the yield curve and the Bank’s opening of a new office in Staten Island.

Overall, total loans receivable, net, increased $2.4 million, or 3.4%, to $73.8 million at March 31, 2008 from $71.4 million at December 31, 2007.  Commercial and residential real estate mortgage loans, excluding mortgage loans held for sale, increased $1.4 million, or 3.3%, from $41.5 million to $42.9 million.  Commercial loans and commercial lines of credit increased $1.3 million, or 9.1%, from $14.3 million to $15.6 million, and home equity and consumer loans increased $116,000, or 1.3%, from $8.7 million to $8.8 million, while construction or development loans decreased $341,000, or 4.8%, from $7.1 million to $6.8 million over the same three-month period.  Management may consider slowing loan growth in the future depending on economic, regulatory, deposit growth and capital considerations.

Total cash and cash equivalents at March 31, 2008 increased $3.4 million, or 50.0%, to $10.2 million from $6.8 million at December 31, 2007, while certificates of deposit at other financial institutions decreased $1.7 million, or 29.3%, to $4.1 million from $5.8 million during the same period.  Total securities at March 31, 2008 increased $4.5 million, or 64.3%, to $11.5 million from $7.0 million at December 31, 2007.

Interest bearing deposits grew $7.1 million, or 9.5%, to $82.2 million at March 31, 2008 from $75.1 million at December 31, 2007.  The net growth over the three-month period consisted of a $10.5 million increase in certificates of deposit, a $2.3 million increase in savings accounts, and a $338,000 increase in NOW accounts that was partially offset by a $6.0 million decrease in money market accounts. Over the same three-month period non-interest bearing accounts increased $1.8 million, or 24.7%, from $7.3 million to $9.1 million.  A significant contributing factor to the increase in total deposits was the opening of the Bank’s third full service branch office in Staten Island, New York in November 2007.  Having operated a loan production office in the New York City borough of Staten Island since the Bank commenced operations on June 28, 2004, management determined that having a branch presence would enable the Bank to successfully market its array of deposit products in those communities where it already enjoyed considerable name recognition.  Moreover, upon opening the new branch, the Bank closed the loan production office by moving those operations into the same new location.

Stockholders’ equity decreased by $252,000 to $10.1 million at March 31, 2008 from $10.4 million at December 31, 2007.  The decrease is primarily attributable to a net loss for the quarter of $275,000 and a $19,000 increase in net unrealized gain in market value of securities available-for-sale.  The ratio of stockholders’ equity to total assets decreased to 9.9% at March 31, 2008 from 11.1% at December 31, 2007.  Book value per share decreased to $5.88 at March 31, 2008 from $6.03 at December 31, 2007.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three-month period ended March 31, 2008 as compared to the comparable three-month period ended March 31, 2007.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended March 31,
	2008			2007
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$73,471	$1,225	6.67%	$62,384	$1,149	7.37%
Fed Funds	6,530	50	3.08%	11,811	155	5.24%
Certificates of deposit	5,000	67	5.39%	6,233	84	5.48%
FRB & FHLB Stock	483	8	6.63%	334	7	7.78%
Investment securities	6,480	85	5.25%	8,303	99	4.79%
Total interest-earning assets	91,964	$1,435	6.28%	89,065	$1,494	6.65%

Allowance for loan losses	(624)			(583)
Cash & Due from banks	2,124			2,010
Other Non-interest earning assets	2,101			1,920
Total assets	$95,565			$92,412

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$1,981	$8	1.62%	$843	$1	0.38%
Money Market accounts	36,754	294	3.22%	49,108	607	4.90%
Regular savings accounts	11,221	84	3.01%	5,440	44	3.21%
Certficates of Deposit	26,032	303	4.68%	18,067	224	4.92%
Total interest-bearing deposits	75,988	689	3.65%	73,458	876	4.73%

Borrowings	89	1	6.22%	54	1	8.25%
Total interest-bearing liabilities	$76,077	$690	3.65%	$73,512	$877	4.73%

Non-interest-bearing liabilities	9,162			8,052
Total liabilities	85,239			81,564

Stockholders' equity	10,326			10,848
Total liabilities and stockholders' equity	$95,565			$92,412
Net interest income		$745			$617

Average interest rate spread (1)			2.63%			1.92%
Net interest margin (2)			3.24%			2.77%
Net interest-earning assets (3)	$15,887			$15,553
Ratio of average interest-earning assets to
average interest-bearing liabilities			120.88%			121.16%

(1)  Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)  Net interest margin represents net interest income divided by average total interest-earning assets.
(3)  Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended March 31, 2008 and March 31, 2007

General.    For the quarter ended March 31, 2008, the Company recognized a net loss of $275,000, or ($0.16) per diluted share, as compared to a net loss of $195,000, or ($0.11) per diluted share, for the quarter ended March 31, 2007.

Interest Income.  Interest income amounted to $1.4 million for the quarter ended March 31, 2008, as compared to $1.5 million for the quarter ended March 31, 2007.  The decrease of $100,000 was primarily attributable to the lower yields that were realized in 2008 as compared to 2007, for although average interest-earning assets increased $3.0 million to $92.0 million for the quarter ended March 31, 2008 from $89.0 million for the quarter ended March 31, 2007, the average yield decreased 37 basis points to 6.28% from 6.65% over the same respective periods.

Average loan balances increased by $11.1 million, from $62.4 million for the quarter ended March 31, 2007 to $73.5 million for the quarter ended March 31, 2008, while the average yield decreased from 7.37% to 6.67% over the same respective periods.  The average balances of the Bank’s Fed Funds and certificates of deposit at other financial institutions decreased by $5.3 million and $1.2 million, respectively, over the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.  The average yields on those respective interest-earning assets decreased to 3.08% from 5.24%, and to 5.39% from 5.48% over the same comparable periods primarily as a result of lower interest rates that were available to these short-term assets during the latter period.  The average balance and yield of the Bank’s investment securities for the quarter ended March 31, 2008 was $6.5 million and 5.25%, respectively, as compared to an average balance of $8.3 million and a yield of 4.79% for the comparable quarter ended one-year earlier.

Interest Expense.  Total interest expense for the quarter ended March 31, 2008 decreased by $187,000, from $877,000 to $690,000, when compared to the same three-month period one year earlier.  The average balances of total interest-bearing liabilities increased $2.6 million to $76.1 million for the quarter ended March 31, 2008 from $73.5 million for the quarter ended March 31, 2007, but the average costs for those liabilities decreased to 3.65% from 4.73% for the same respective periods.

The average balances of the Bank’s certificates of deposit portfolio increased to $26.0 million at an average cost of 4.68% over the quarter ended March 31, 2008, from $18.1 million at an average cost of 4.92% over the same quarter ended one-year earlier.  The $7.9 million increase was primarily attributable to the higher interest rates available to the Bank’s depositors on certificates of deposit in comparison to the interest rates offered on the Bank’s other interest bearing deposits, and to an increase in the number of customers that followed the opening of the Bank’s third full service branch in Staten Island, New York in November 2007.  The new branch was also primarily attributable for the increase in regular savings account average balances that increased $5.8 million from $5.4 million at an average cost of 3.21% for the quarter ended March 31, 2007 to $11.2 million at an average cost of 3.01% for the quarter ended March 31, 2008.

Average money market account balances decreased $12.3 million, or 25.1% to $36.8 million at an average cost of 3.22% for the quarter ended March 31, 2008 from $49.1 million at an average cost of 4.90% for the quarter ended March 31, 2007.  The decreased balances were primarily attributable to the comparatively lower interest rates offered for this deposit category that followed the Federal Open Market Committee’s series of short-term interest rate reductions that commenced in September 2007.

For the quarter ended March 31, 2008, the average balance of the Company’s borrowed funds was $89,000 and its average cost was 6.22%, as compared to $54,000 and an average cost of 8.25% for the quarter ended March 31, 2007.  These borrowed funds were used by the Company to fund its formation costs and subsequent expenses.

Net Interest Income.  Net interest income was approximately $745,000 for the quarter ended March 31, 2008 as compared to $617,000 for the same quarter in the prior year.  The Bank’s average interest rate spread increased to 2.63% for the quarter ended March 31, 2008 from 1.92% for the quarter ended March 31, 2007, while the net interest margin increased to 3.24% from 2.77%, over the same respective periods.

Provision for Loan Losses.  For the three months ended March 31, 2008 management reversed a $7,000 provision for loan losses in conjunction with its analysis of the adequacy of the allowance for loan losses, which determined the loan portfolio’s overall risk profile at March 31, 2008 had improved as compared to December 31, 2007.  Comparatively, the provision was $4,000 for the quarter ended March 31, 2007.

Non-interest Income.  Non-interest income for the quarter ended March 31, 2008 increased $29,000 to approximately $132,000 as compared to $103,000 for the quarter ended March 31, 2007.  Service charges and fees increased by $15,000, from $73,000 for the quarter ended March 31, 2007 to $88,000 for the quarter ended March 31, 2008, primarily as a result of servicing a greater number of deposit and loan customers.  That increase was partially mitigated by a $2,000 decrease in the net gain on sales of real estate mortgage loans held for sale over the same comparable quarters, primarily because of the general softening in the overall housing market evident this year relative to last.  Other non-interest income categories increased to $22,000 for the quarter ended March 31, 2008 from $13,000 for the same quarter in 2007 primarily from a one-time $9,000 gain realized on the sale of a Bank owned courier car.  The Bank also realized a $7,000 gain on the sale of securities available for sale early in the quarter ended March 31, 2008 that were sold in order to help fund growth in the loan portfolio.

Non-interest Expense.  Non-interest expense for the quarter ended March 31, 2008 increased $248,000 when compared to the same quarter in 2007.  Compensation and benefits increased $88,000 primarily as a result of the increase in personnel needed to staff the previously mentioned new full-service branch in Staten Island, New York.  The new branch office was also primarily responsible for the increase in occupancy and equipment expense and contributed to the increase in data processing fees.  Other non-interest expense increased to $326,000 for the quarter ended March 31, 2008, from $223,000 for the quarter ended March 31, 2007.  The $103,000 increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments and other operating expenses related to the expansion of the Bank’s business activities.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the three months ended March 31 2008, the Company originated loans of approximately $9.4 million including real estate mortgage loans held for sale.  At March 31, 2008, the Company had outstanding loan origination commitments of $13.2 million (including one-to-four-family real estate mortgage loans held for sale of $5.0 million) and undisbursed lines of credit and construction loans in process of $13.3 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At March 31, 2008, total deposits were approximately $91.3 million of which approximately $33.9 million was in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from March 31, 2008 totaled $25.1 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

As stated earlier, the Company completed the holding company formation during the quarter ended September 30, 2006.  In order to pay the various costs associated with the formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which the Company exercised $89,000.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Item 4T.  Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting.  The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operations Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of March 31, 2008 and found them to be adequate.

The Company maintains internal control over financial reporting.  There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of May 14, 2008.

ES Bancshares, Inc.

Date: May 14, 2008	By:	/s/ Anthony P. Costa
Anthony P. Costa
Chairman and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Arthur W. Budich
Arthur W. Budich
Executive Vice President and Chief Financial Officer