Form 10-Q
period 2008-06-30
ES Bancshares, Inc.
filed 2008-08-14
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008 there were 1,761,697 issued and outstanding shares of the Registrant’s Common Stock.

Transitional Small Business Disclosure Format (Check One)    YES ☐   NO ☒.

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Part 1. Item 1.
ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS	(Dollars in thousands)

Cash and cash equivalents:
Cash and due from banks	$2,973	$2,021
Federal funds sold	6,998	4,731
Total cash and cash equivalents	9,971	6,752
Certificates of deposit at other financial institutions	8,646	5,794
Securities:
Available for sale, at fair value	6,090	7,037
Held to maturity, at amortized cost
(fair value of $19,481 at June 30, 2008)	20,002	—
Total securities	26,092	7,037

Real estate mortgage loans held for sale	—	350
Loans receivable, net
Real estate mortgage loans	51,634	41,519
Commercial and lines of credit	15,454	14,335
Home equity and consumer loans	9,424	8,714
Construction loans	5,261	7,137
Deferred cost	434	364
Allowance for loan losses	(706)	(624)
Total loans receivable, net	81,501	71,445

Accrued interest receivable	581	515
Federal Reserve Bank stock	307	324
Federal Home Loan Bank stock	548	89
Goodwill	581	581
Office properties and equipment, net	708	838
Other assets	272	191
Total assets	$129,207	$93,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$12,889	$7,249
Interest bearing	95,288	75,093
Borrowed funds	10,037	89
Accrued interest payable	150	103
Other liabilities	1,002	1,000
Total liabilities	119,366	83,534

Commitments and contingencies

Stockholders’ equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
1,721,437 shares issued at June 30, 2008 and
December 31, 2007)	17	17
Additional paid-in-capital	16,916	16,911
Accumulated deficit	(7,063)	(6,553)
Accumulated other comprehensive income / (loss)	(29)	7
Total stockholders’ equity	9,841	10,382
Total liabilities and stockholders’ equity	$129,207	$93,916

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Interest and dividend income:
Loans	$1,207	$1,272	$2,432	$2,421
Securities	294	92	379	191
Certificates of deposit	69	78	136	162
Fed Funds and other earning assets	45	117	103	279
Total interest and dividend income	1,615	1,559	3,050	3,053

Interest expense:
Deposits	678	892	1,367	1,768
Borrowed funds	69	1	70	2
Total interest expense	747	893	1,437	1,770

Net interest income	868	666	1,613	1,283

Provision for loan losses	90	5	83	9
Net interest income after provision for loan losses	778	661	1,530	1,274

Non-interest income:
Service charges and fees	119	81	207	154
Net gain on sales of real estate mortgage loans held for sale	23	49	38	66
Net gain on securities available for sale	—	—	7	—
Other	20	11	42	24
Total non-interest income	162	141	294	244

Non-interest expense:
Compensation and benefits	577	449	1,151	935
Occupancy and equipment	211	155	405	316
Data processing service fees	65	43	130	84
Other	322	287	648	510
Total non-interest expense	1,175	934	2,334	1,845

Net (loss) before income taxes	(235)	(132)	(510)	(327)
Income tax expense	—	—	—	—
Net (loss)	$(235)	$(132)	$(510)	$(327)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	(55)	37	(36)	29
Comprehensive income (loss)	$(290)	$(95)	$(546)	$(298)

Weighted average:
Common shares	1,721,437	1,719,760	1,721,437	1,719,495
(Loss) per common share:
Basic & diluted	$(0.14)	$(0.08)	$(0.30)	$(0.19)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and JUNE 30, 2007
(Unaudited)
(In thousands of dollars, except share data)

					Accumulated
	Capital		Additional		Other
	Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain / (Loss)	Total

Balance at January 1, 2007	1,719,227	$17	$16,869	$(5,845)	$(99)	$10,942

Exercise of stock warrants	2,010	—	20	—	—	20

Stock based compensation, net	—	—	10	—	—	10

Comprehensive loss:
Net loss for the period	—	—	—	(327)	—	(327)
Net unrealized gain on available-for-sale securities	—	—	—	—	29	29
Total comprehensive loss						(298)

Balance at June 30, 2007	1,721,237	$17	$16,899	$(6,172)	$(70)	$10,674

Balance at January 1, 2008	1,731,437	$17	$16,911	$(6,553)	$7	$10,382

Stock based compensation, net	—	—	5	—	—	5

Comprehensive loss:
Net loss for the period	—	—	—	(510)	—	(510)
Net unrealized (loss) on available-for-sale securities	—	—	—	—	(36)	(36)
Total comprehensive loss						(546)

Balance at June 30, 2008	1,731,437	$17	$16,916	$(7,063)	$(29)	$9,841

See accompanying notes to financial statements

ES Bancshares, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss for period	$(510)	$(327)
Adjustments to reconcile net losses to net cash provided by operating activities:
Provision for loan losses	83	9
Depreciation expense	179	80
Amortization of deferred fees, discounts and premiums, net	3	1
Net originations on loans held for sale	387	15
Stock compensation expense	5	10
Net gain on sale of real estate mortgage loans held for sale	(38)	(66)
Net gain on sale of securities held for sale	(7)	—
Gain on sale of fixed assets	(9)	—
Changes in assets and liabilities
Increase in other assets	(147)	(32)
Increase in accrued expenses and other liabilities	49	184
Net cash used in operating activities	(5)	(126)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	4,249	4,146
Purchase of certificates of deposit at other financial institutions	(7,102)	(3,897)
Purchase of available-for-sale securities	(2,929)	(1,000)
Purchase of held-to-maturity securities	(20,265)	—
Proceeds on sale of securities available for sale	506	—
Proceeds from principal payments and maturities of securities	3,601	2,731
Proceeds on sale of fixed assets	9	—
Net disbursements for loan originations	(10,137)	(8,126)
Purchase of Federal Home Loan Bank stock	(463)	(89)
Redemption of Federal Home Loan Bank stock	3
Redemption of Federal Reserve Bank stock	18	11
Leasehold improvements and acquisitions of capital assets	(49)	(46)
Net cash used in investing activities	(32,559)	(6,270)
Cash flows from financing activities:
Net increase in deposits	25,835	6,120
Net increase in borrowed funds	9,948	31
Proceeds from stock issuance	—	20
Net cash provided by financing activities	35,783	6,171

Net increase / (decrease) in cash and cash equivalents	3,219	(225)
Cash and cash equivalents at beginning of period	6,752	14,343

Cash and cash equivalents at end of period	$9,971	$14,118

Supplemental cash flow information
Interest paid	$1,390	$1,776
Income taxes paid	$—	$—

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

Note 3.   Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit.  In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary (i) so that such statements are not misleading and (ii) for a fair presentation of the financial position and results of operations, for the periods presented.  Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending December 31, 2008.  The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the fiscal year ended December 31, 2007, included in Form 10-KSB filed with the SEC.

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

Note 4.   Stock Based Compensation

Warrants

Effective June 30, 2008 the Company modified the terms of the warrants to purchase common stock of the Company attached to the 2004 Offering by reducing the exercise price of $10.00 to $6.75, and extended the expiration date from June 28, 2008 to October 31, 2008.  Previously, on April 15, 2007, the Company modified the original expiration term of the warrants from June 28, 2007 to June 28, 2008 and reduced the original exercise price from $12.50 to $10.00.  At June 30, 2008 the Company had 327,690 stockholder warrants issued and outstanding.

Also effective June 30, 2008, the Company reduced the exercise price of its 190,000 issued and outstanding organizer warrants from $10.00 to $6.75 for a period ending on October 31, 2008 after which the exercise price will revert back to $10.00 per share.  The organizer warrants, which had an original exercise price of $10.00 per share and expiration date of June 28, 2009, were granted to the Bank’s organizers in connection with the opening of the Bank.  The organizer warrants were valued at $323,000 and were expensed at the time of issuance in accordance with FAS 123.   There was no additional expense recognized as a result of any of the modifications.

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

Provided below are the assumptions used for grants in 2008, 2007, and 2006.

	2008	2007	2006

Risk free interest rate	3.02%	4.74%	4.35%

Expected option life	5.0	5.0	5.0

Expected stock price volatility	0.10%	0.10%	0.10%

Dividend yield	0.00%	0.00%	0.00%

Weighted average fair value of options granted	$ —	$ —	$ 2.20

A summary of options outstanding under the Bank’s Stock Option Plan as of June 30, 2008, and changes during the six-month period then ended is presented below.

		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (yrs.)	Value
Outstanding at
January 1, 2008	157,750	$10.47	7.3	—
Granted	5,000	9.00	9.9	—
Exercised	—	—	—	—
Forfieited or expired	(5,000)	10.50	—	—
Outstanding at
June 30, 2008	157,750	$10.42	6.7	—

Options exerciseable at
June 30, 2008	106,700	$10.48	6.5	—

Vested and expected
to vest	157,750	$10.42	6.7	—

As of June 30, 2008, there was $29,612 of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 22 months.

Note 5.   Earnings (Loss) Per Share

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

Note 6.   Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.3 million at June 30, 2008.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has no operating history, management recorded a valuation allowance against the total amount of deferred tax assets.

Note 7.   Non-Performing Assets

Loans are reviewed monthly and any loan whose collectability is doubtful is placed on non-accrual status.  Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  We did not have any non-accrual loans nor did we have any troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) or foreclosed assets acquired in settlement of loans, at and for the six-month periods ending June 30, 2008 and June 30, 2007.

Note 8.   Allowance for Loan Losses

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

Note 9.   Adoption of New Accounting Standards

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

Note 10.  Fair Value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$ 6,090	$ —	$ 6,090	$ —

Note 11. Commitments and Contingencies

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office locations in New Paltz, New York and Staten Island, New York.  The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options.  Rent expense under operating leases was $74,000 for the three months ended June 30, 2008.  At June 30, 2008, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $135,000 in 2008, $266,000 in 2009, $273,000 in 2010, $276,000 in 2011, $279,000 in 2012 and a total of $2,557,000 for 2013 and thereafter.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at June 30, 2008 were limited to loan origination commitments of $16.6 million (including one-to-four family loans held for sale of $3.5 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $13.1 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at June 30, 2008 consisted of adjustable and fixed rate commitments of $11.0 million and $5.6 million respectively, with interest rates ranging from 4.50% to 8.00%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q of the Company includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company.  All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “project,” “predict,” “expect,” “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including risks and uncertainties including changes in economic conditions in our market area, changes in local real estate values, changes in regulatory policies, fluctuations in interest rates, local loan and deposit demand levels, competition, our ability to control expenses, our ability to increase our lower cost deposits, our ability to execute our plan to grow our assets and liabilities and attain profitability, and other factors.  The Company does not intend to update these forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets.  Total assets at June 30, 2008 amounted to $129.2 million, representing an increase of $35.3 million, or 37.6%, from $93.9 million at December 31, 2007.  The increase in assets was primarily attributable to a $19.1 million increase in total securities, a $10.1 million increase in total loans receivable, net, a $3.2 million increase in total cash and cash equivalents and a $2.9 million increase in certificates of deposit at other financial institutions.  We have recently decided to accelerate our growth of assets and liabilities.  This is based on several factors.  First, we believe that, over time, we can achieve better operating results with a larger asset and liability base.  Moreover, we believe that the recent changes in the yield curve provides us with an opportunity to grow at a higher interest rate spread.  Additionally, the recent cutbacks in lending by our competitors provides us with selected opportunities to expand our lending activities, provided that we do so while maintaining high underwriting standards.  Finally, the opening of our full service Staten Island office in October 2007 has provided us with an improved platform to conduct banking operations in that attractive market.

Net loans.   Overall, net loans, increased $10.1 million, or 14.1%, to $81.5 million at June 30, 2008 from $71.4 million at December 31, 2007.  The increase in net loans was primarily attributable to the $10.1 million, or 24.3% increase in commercial and residential real estate mortgage loans, which increased from $41.5 million to $51.6 million.  The $10.1 million net increase included $8.6 million in primarily fixed rate one-to-four family residential real estate loans and $1.5 million in commercial real estate loans.  Commercial loans and commercial lines of credit increased $1.2 million, or 8.4%, from $14.3 million to $15.5 million, and home equity and consumer loans increased $710,000, or 8.1%, from $8.7 million to $9.4 million.  Management believes that the significant increase in loans has increased the Company’s interest rate risk but that the added risk is reasonable as it will result in improved earnings due to the wider spreads now available, and is manageable, as management believes the Company’s balance sheet has the capacity for such added risk.  Over the same six-month period the above increases were partially offset by a decrease in construction or development loans of $1.8 million, or 25.3%, from $7.1 million to $5.3 million.  Management may consider slowing loan growth in the future depending on economic, regulatory, deposit growth and capital considerations.

Total securities.  Total securities at June 30, 2008 increased $19.1 million, or 272.9%, to $26.1 million from $7.0 million at December 31, 2007.  Securities available for sale decreased by $947,000, or 13.5%, primarily as the result of prepayments on its Ginnie Mae mortgage-backed securities portfolio coupled with calls of relatively higher-yielding government sponsored agency notes that were called as a result of the recent decline in interest rates.  Securities held to maturity increased by $20.0 million as the Bank invested approximately $15.3 million of its excess deposits and borrowed funds from the Federal Home Loan Bank of New York into Fannie Mae and Freddie Mac pass through mortgage-backed securities and $4.7 million into government sponsored agency notes.  The expected weighted average lives and yields of the new mortgage backed securities were approximately 6.9 years and 5.12%, respectively, on the date of purchase, while the yield on the government sponsored agency notes was approximately 3.42%, and mature in less than five years.

Certificates of deposit at other financial institutions.  Certificates of deposit at other financial institutions increased $2.8 million, or 48.3%, to $8.6 million a June 30, 2008 from $5.8 million at December 31, 2007.  All certificates were at original maturity dates of twelve months or less in order to maintain predictable sources of available funds over relatively short terms at yields generally superior to other short-term investments.

Cash and cash equivalents.  Total cash and cash equivalents at June 30, 2008 increased $3.2 million, or 47.1%, to $10.0 million from $6.8 million at December 31, 2007, to ensure that sufficient liquidity was readily available to meet the Company’s immediate funding needs.

Federal Home Loan Bank stock.  As a result of its utilization of secured advances from the Federal Home Loan Bank of New York, the Bank increased its investment in Federal Home Loan Bank of New York capital stock from $89,000 at December 31, 2007 to $548,000 at June 30, 2008.

Deposits.  Interest bearing deposits grew $20.2 million, or 26.9%, to $95.3 million at June 30, 2008 from $75.1 million at December 31, 2007.  The net growth over the six-month period consisted of a $25.9 million increase in certificates of deposit, a $4.6 million increase in savings accounts and an $826,000 increase in NOW accounts that was partially offset by an $11.1 million decrease in money market accounts. Over the same six-month period non-interest bearing accounts increased $5.6 million, or 76.7%, from $7.3 million to $12.9 million.  The increases in our various deposit categories reflect our ability to attract and service new deposit relationships in order to support the increases to our total assets.  The decline in money market accounts followed decreases in the interest rate offered on that type of deposit, and depositors elected to transfer balances into higher-yielding certificates of deposit.  A significant contributing factor to the increase in total deposits was the opening of the Bank’s third full service branch office in Staten Island, New York in November 2007.  Upon opening the new branch, the Bank was able to close its loan production office in Staten Island by moving those operations into the same new location.

Borrowings.  Our borrowings increased from $89,000 at December 31, 2007 to $10.0 million at June 30, 2008 primarily as a result of our borrowing $10.0 million from the Federal Home Loan Bank of New York in five-year amortizing and structured advances to purchase mortgage-backed securities.  At June 30, 2008, the weighted average term to maturity of our borrowings was approximately 3.8 years.

Stockholders’ equity. Stockholders’ equity decreased by $541,000 to $9.8 million at June 30, 2008 from $10.4 million at December 31, 2007.  The decrease is primarily attributable to a net loss for the six-month period of $510,000 and a $36,000 increase in net unrealized loss in market value of securities available-for-sale.  The ratio of stockholders’ equity to total assets decreased to 7.6% at June 30, 2008 from 11.1% at December 31, 2007.  Book value per share decreased to $5.72 at June 30, 2008 from $6.03 at December 31, 2007.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

We recently reduced the exercise price of our two classes of warrants in the hopes of raising a modest amount of additional capital to support our operations and growth plans.  See Note 4 of the Notes to our Consolidated Financial Statements.

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and six-month periods ended June 30, 2008 as compared to the comparable three and six-month periods ended June 30, 2007.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended June 30,

	2008			2007
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$77,035	$1,208	6.31%	$68,129	$1,272	7.49%
Fed Funds Sold	7,032	37	2.12%	8,653	112	5.19%
Certificates of deposit	6,916	69	4.01%	5,807	78	5.39%
FRB & FHLB Stock	1,091	8	2.95%	329	5	6.10%
Investment securities	23,595	294	5.01%	7,503	92	4.92%
Total interest-earning assets	115,669	$1,616	5.62%	90,421	$1,559	6.92%

Allowance for loan losses	(620)			(586)
Cash & Due from banks	2,466			2,054
Other Non-interest earning assets	2,117			1,978
Total assets	$119,632			$93,867

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$2,258	$6	1.07%	$1,187	$2	0.68%
Money Market accounts	30,848	164	2.14%	47,621	595	5.01%
Regular savings accounts	14,296	87	2.45%	7,117	64	3.61%
Certficates of Deposit	42,082	421	4.02%	18,406	231	5.03%
Total interest-bearing deposits	89,484	678	3.05%	74,331	892	4.81%

Borrowings	8,537	68	3.20%	68	1	8.25%
Total interest-bearing liabilities	$98,021	$746	3.06%	$74,399	$893	4.82%

Non-interest-bearing liabilities	11,549			8,827
Total liabilities	109,570			83,226

Stockholders’ equity	10,062			10,641
Total liabilities and stockholders’ equity	$119,632			$93,867
Net interest income		$870			$666

Average interest rate spread (1)			2.56%			2.10%
Net interest margin (2)			3.01%			2.94%
Net interest-earning assets (3)	$17,648			$16,022

Ratio of average interest-earning assets to average interest-bearing liabilities			118.00%			121.54%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Six Months Ended June 30,

	2008			2007
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$75,241	$2,432	6.50%	$65,251	$2,421	7.48%
Fed Funds Sold	6,781	87	2.58%	10,253	268	5.20%
Certificates of deposit	5,959	136	4.59%	6,020	162	5.43%
FRB & FHLB Stock	787	16	4.09%	351	11	6.32%
Investment securities	15,037	379	5.07%	7,897	191	4.88%
Total interest-earning assets	103,805	$3,050	5.91%	89,772	$3,053	6.86%

Allowance for loan losses	(622)			(584)
Cash & Due from banks	2,295			2,032
Other Non-interest earning assets	2,137			1,898
Total assets	$107,615			$93,118

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$2,120	$14	1.33%	$1,014	$3	0.60%
Money Market accounts	33,801	457	2.72%	48,374	1,202	5.01%
Regular savings accounts	12,758	171	2.70%	6,279	109	3.50%
Certficates of Deposit	34,058	725	4.28%	18,237	454	5.02%
Total interest-bearing deposits	82,737	1,367	3.33%	73,904	1,768	4.82%

Borrowings	4,313	70	3.26%	59	2	8.25%
Total interest-bearing liabilities	$87,050	$1,437	3.32%	$73,963	$1,770	4.83%

Non-interest-bearing liabilities	10,362			8,449
Total liabilities	97,412			82,412

Stockholders’ equity	10,203			10,706
Total liabilities and stockholders’ equity	$107,615			$93,118
Net interest income		$1,613			$1,283

Average interest rate spread (1)			2.59%			2.03%
Net interest margin (2)			3.11%			2.86%
Net interest-earning assets (3)	$16,755			$15,809

Ratio of average interest-earning assets to average interest-bearing liabilities			119.25%			121.37%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Comparisons of Operating Results for the Quarters Ended June 30, 2008 and June 30, 2007

General.    For the quarter ended June 30, 2008, the Company recognized a net loss of $235,000, or ($0.14) per diluted share, as compared to a net loss of $132,000, or ($0.08) per diluted share, for the quarter ended June 30, 2007.  The increased net loss was primarily attributable to increased non-interest operating expense that was mainly related to the opening of a new full service branch during the fourth quarter of 2007, and an increased provision for loan loss that resulted from management’s assessment of the adequacy of the allowance for loan and lease loss.

Interest Income.  Interest income was unchanged at $1.6 million for the quarter ended June 30, 2008, compared to $1.6 million for the quarter ended June 30, 2007.  Comparatively, average interest-earning assets increased to $115.7 million for the quarter ended June 30, 2008 from $90.4 million for the quarter ended June 30, 2007.  However, over the same comparable quarters, yields were lower in 2008 than those realized in 2007 due to the decrease in market rates that resulted from the series of well-publicized reductions in short-term interest rates that commenced in September 2007 by the Federal Open Market Committee.  The average yield on interest-earning assets for the quarter ended June 30, 2008 was 5.62%, which was 130 basis points lower than the 6.92% yield on the Bank’s interest-earning assets for the quarter ended June 30, 2007.

Average loan balances increased by $8.9 million from $68.1 million for the quarter ended June 30, 2007 to $77.0 million for the quarter ended June 30, 2008, while the average yield decreased from 7.49% to 6.31% over the same respective periods.  Over the same comparable periods, the average balances of the Company’s investment securities portfolio increased $16.1 million, from $7.5 million to $23.6 million primarily as the result of our large mortgage backed securities purchase in 2008..  Part of the increase in average balances was funded with secured advances obtained from the Federal Home Loan Bank of New York in order to enhance net interest income.  The average yield earned by the securities portfolio increased to 5.01% for the quarter ended June 30, 2008, from 4.92% for the same respective quarter ended one year earlier, and resulted primarily from the longer-term and higher-yielding investments purchased since the end of 2007.

The average balance and yield of the Bank’s certificates of deposit at other financial institutions for the quarter ended June 30, 2008 was $6.9 million and 4.01%, respectively, as compared to an average balance of $5.8 million and a yield of 5.39% for the quarter ended June 30, 2007, and the average yield earned on fed funds sold during the quarter ended June 30, 2008 decreased to 2.12% as compared to 5.19% earned over the same quarter ended one year earlier.

Interest Expense.  Total interest expense for the quarter ended June 30, 2008 decreased by $146,000 from $893,000 to $747,000 for the same three-month period one year earlier.  The decrease was primarily due to decreases in short-term interest rates, notwithstanding the increase in the average balances of the Company’s interest-bearing deposits and borrowings.  Average money market account balances decreased $16.8 million, from $47.6 million for the quarter ended June 30, 2007 to $30.8 million for the quarter ended June 30, 2008, as management chose to emphasize other funding sources that were deemed more attractive from a cost/duration standpoint.  Over those respective quarters the average costs for those balances decreased 287 basis points, from 5.01% to 2.14%.  The average balances of the Company’s certificates of deposit portfolio increased to $42.1 million at an average cost of 4.02% over the quarter ended June 30, 2008, from $18.4 million at an average cost of 5.03% over the same quarter ended one-year earlier.  Average regular savings account balances increased $7.2 million to $14.3 million for the quarter ended June 30, 2008, from $7.1 million for the quarter ended June 30, 2007, while the average costs decreased 116 basis points, to 2.45% from 3.61%, over the same respective periods.  For the quarter ended June 30, 2008, the average balance of the Company’s borrowed funds was $8.5 million at an average cost of 3.20% as compared to an average balance of $68,000 at an average cost of 8.25% one year-earlier.  The increase in borrowed funds was primarily used to help fund the increase in the investment securities portfolio discussed above.

Net Interest Income.  Net interest income was approximately $868,000 for the quarter ended June 30, 2008 as compared to $666,000 for the same quarter in the prior year, an increase of $202,000.  The Company’s average interest rate spread increased to 2.56% for the quarter ended June 30, 2008 from 2.10% for the quarter ended June 30, 2007, while the net interest margin increased to 3.01% from 2.94%, over the same respective periods.

Provision for Loan Losses.  For the three months ended June 30, 2008 the provision for loan losses was $90,000 as compared to $5,000 for the three months ended June 30, 2007.  The increase resulted primarily because the portfolio’s net loan growth was greater in 2008 than in 2007.  In addition, as a result of management’s analysis of the adequacy of the allowance for loan losses, the Company determined that an increased provision was further warranted due to increased credit risk that has likely resulted from economic weakness in its market area resulting from falling home values, rising unemployment and the spiraling increases in energy and other commodity prices.

Non-interest Income.  Non-interest income for the quarter ended June 30, 2008 was approximately $162,000 as compared to $141,000 for the quarter ended June 30, 2007.  Service charges and fees increased $38,000 from $81,000 in 2007 to $119,000 in 2008 primarily as a result of the Company’s increased number of customer relationships.  The net gain on sale of real estate mortgages held for sale decreased to $23,000 from $49,000 primarily because of a general softening in the overall housing market evident this year relative to last, and because the Company elected to retain more of the real estate mortgage loans that it originated for its own portfolio instead of selling them.  Other non-interest income categories increased to $20,000 from $11,000 primarily from increased annuity sales.

Non-interest Expense.  Non-interest expense for the quarter ended June 30, 2008 increased $241,000 when compared to the same quarter in 2007.  Compensation and benefits increased $128,000 primarily from the increase in personnel needed to staff the new full-service branch in Staten Island, New York that opened in November 2007.  The new branch office was also primarily responsible for the increase in occupancy and equipment expense and contributed to the increase in data processing fees.  Other non-interest expense increased by $35,000 to $322,000 for the quarter ended June 30, 2008, from $287,000 for the quarter ended June 30, 2007.  This increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments and other operating expenses related to the expansion of the Bank’s business activities.

Income Tax Expense.  We receive no tax benefit from our net operating losses as they are being carried forward and will be available to reduce future taxable income.

Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

General.  For the six months ended June 30, 2008, the Company recognized a net loss of $510,000, or ($0.30) per diluted share, as compared to a net loss of $327,000, or ($0.19) per diluted share, for the comparable six-month period ended one year earlier.  The $183,000 increase in net loss is primarily the result of increased operating expenses due in part to the opening of the Company’s third full service branch banking office, that were partially mitigated by increased net interest income and non-interest income related to the Company’s larger asset size.

Interest Income.  Compared to the first six months of 2007, interest income for the six-month period ended June 30, 2008 was unchanged at $3.1 million.  The amount of interest income earned resulted from an increase in average interest-earning assets to $103.8 million for the six-month period ended June 30, 2008 from $89.8 million for the comparable six-month period ended one year earlier, and to the lower overall yield associated with those assets.  Over the comparable periods average loan balances increased from $65.3 million to $75.2 million, while their average yield decreased from 7.48% to 6.50%.  The average balances of the investment securities portfolio increased by $7.1 million, from $7.9 million to $15.0 million, while the average balances of its fed funds sold decreased by nearly $3.5 million, from $10.3 million to $6.8 million, over the six-month period ended June 30, 2008 as compared to the same six-month period in the previous year.  The yield earned by the investments portfolio increased to 5.07% from 4.88% over the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007 primarily from the longer-term and higher-yielding investments purchased since the end of 2007.  The yield earned by the fed funds sold average balances decreased to 2.58% from 5.20% over the same respective periods as a result of the decrease in short-term interest rates commented on earlier.

During the six-month period ended June 30, 2008 the Company continued to maintain an approximate $6.0 million average balance invested in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months.  Due to the decrease in short-term interest rates available in the marketplace, the average yield of this asset segment decreased as certificates were renewed from 5.43% for the six-month period ended June 30, 2007 to 4.59% earned over the comparable six-month period in 2008.

Interest Expense.  Total interest expense for the six-month period ended June 30, 2008 decreased by $333,000 when compared to the six-month period ended June 30, 2007.  The decrease resulted from the decreases in short-term interest rates, notwithstanding the increase in the average balances of the Bank’s interest-bearing deposits and borrowings.  Average money market account balances decreased $14.6 million, from $48.4 million for the six-month period ended June 30, 2007 to $33.8 million for the six-month period ended June 30, 2008.  Over those respective periods the average costs for those balances decreased 229 basis points, from 5.01% to 2.72%.  The average balances of the Bank’s certificates of deposit portfolio increased to $34.1 million at an average cost of 4.28% over the six-month period ended June 30, 2008, from $18.2 million at an average cost of 5.02% over the same six-month period ended one-year earlier.  Average regular savings account balances increased $6.5 million to $12.8 million for the six-month period ended June 30, 2008, from $6.3 million for the six-month period ended June 30, 2007, while the average costs decreased 80 basis points, to 2.70% from 3.50%, over the same respective periods.  For the six-month period ended June 30, 2008, the average balance of the Company’s borrowed funds was $4.3 million at an average cost of 3.26% as compared to an average balance of $59,000 at an average cost of 8.25% one year-earlier.  The increase in borrowed funds was primarily used to help fund the increase in the investment securities portfolio discussed above.

Provision for Loan Losses.  The provision for loan losses for the six months ended June 30, 2008 increased $74,000 compared to the six months ended June 30, 2007 primarily because the portfolio’s net loan growth was greater in 2008 than in 2007, and, as discussed previously, following management’s analysis of the adequacy of the allowance for loan losses, the Company determined that an increased provision was warranted because of an increase in the loan portfolio’s overall risk profile under current market conditions at June 30, 2008, as compared to June 30, 2007, and from economic weakness in its market areas.

Net Interest Income.  Net interest income was approximately $1.6 million for the six-month period ended June 30, 2008 as compared to $1.3 million for the six-month period ended June 30, 2007.  The average interest rate spread increased to 2.59% from 2.03%, while the net interest margin increased to 3.11% from 2.86%, over the same comparable periods

Non-Interest Income.  Non-interest income for the six-month period ended June 30, 2008 totaled $294,000, which represented an increase of $50,000 from the $244,000 earned over the six-month period ended June 30, 2007.  Most of the change resulted from a $53,000 increase in service charges and fees earned from an increased number of deposit and loan customer relationships that was mitigated by a $28,000 decrease in the net gain on the sale of real estate mortgage loans held for sale that decreased because of a decrease in real estate mortgage loan sale activity.  There was also an $18,000 increase in other categories of non-interest income, attributable, primarily, to increased earnings from the sale of annuities.

Non-Interest Expense.  Non-interest expense for the six-month period ended June 30, 2008 increased $489,000 to $2.3 million from $1.8 million for the six-month period ended June 30, 2007.  Compensation and benefits increased $216,000, or 23.1%, from the increase in personnel needed to staff the previously mentioned new full-service branch in Staten Island, New York that opened in November 2007.  The new branch office was also primarily responsible for the increase in occupancy and equipment expense and contributed to the increase in data processing fees.  Other non-interest expense increased to $648,000 for the six-month period ended June 30, 2008 from $510,000 for the comparable six-month period ended June 30, 2007.  The $138,000 increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments, shareholder communications, and other operating expenses related to the expansion of the Bank’s business activities.

Liquidity and Capital Resources

The primary sources of funds are deposits, wholesale funding from the Federal Home Loan Bank of New York or other bank borrowings, capital, proceeds from the sale of loans, and principal and interest payments on loans and securities.  While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  Investing activities are funded primarily by net deposit inflows, sales of loans, principal repayments on loans and securities, and borrowed funds.  For the six months ended June 30, 2008, the Company originated loans of approximately $27.0 million including real estate mortgage loans held for sale.  At June 30, 2008, the Company had outstanding loan origination commitments of $16.6 million (including one-to-four-family real estate mortgage loans held for sale of $3.5 million) and undisbursed lines of credit and construction loans in process of $13.1 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At June 30, 2008, total deposits were approximately $108.2 million of which approximately $49.4 million was in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from June 30, 2008 totaled $33.2 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

As stated earlier, the Company completed the holding company formation during the quarter ended September 30, 2006.  In order to pay the various costs associated with the formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which the Company had exercised $114,000 at June 30, 2008.

In general the Bank monitors and manages its liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  As a member of the Federal Home Loan Bank of New York, the Bank has the availability of credit secured by qualifying collateral.  At June 30, 2008 the Bank had $11.5 million of such unencumbered collateral available.  Additionally, the Bank has unused credit lines of $5.0 million if the need arises with its correspondent bank, Atlantic Central Bankers Bank, which is separate from the Company’s credit facility mentioned above.

Applicable regulations require banks to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.  Under prompt corrective action regulations, our regulator is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.

Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  As of June 30, 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors.

Management believes that, as of June 30, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the requirements for minimum capital adequacy and for classification as a well-capitalized institution at June 30, 2008 and December 31, 2007.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2008
Tier I (core)capital	$9,397	7.9%	$3,572	3.0%	$5,953	5.0%
Risk-based capital:
Tier I	9,397	10.3	N/A	N/A	5,469	6.0
Total	10,103	11.1	7,292	8.0	9,116	10.0

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007
Tier I (core)capital	$9,886	11.5%	$2,818	3.0%	$4,696	5.0%
Risk-based capital:
Tier I	9,886	12.5	N/A	N/A	3,865	6.0
Total	10,510	13.3	5,153	8.0	6,441	10.0

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Unlike most industrial companies, nearly all of our assets and liabilities are financial in nature.  As a result, our net income is directly impacted by changes in interest rates, which are influenced by inflationary expectations.  We generally do not seek to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities as part of our interest rate risk management program.  However, management believes that by maintaining a significant portion of our assets in short-term investments, adjustable rate mortgage-backed securities and adjustable rate loans, we will be able to redeploy a portion of our assets as rates change.  Whereas the Company has increased its total assets during this reporting period, particularly in longer-term loans and mortgage backed security investments, it has also increased its levels of short-term certificates of deposit at other financial institutions, its cash and cash equivalents, its level of non-interest bearing deposits, and funded significant portions of its asset growth with longer-term interest-bearing liabilities in an effect to manage the vulnerability of its operating results to change in interest rates.

A commonly used tool to manage and analyze the interest rate sensitivity of a bank is a computer simulation model.  To quantify the extent of risks in both the Company’s current position and in transactions it might make in the future, the Company uses a model to simulate the impact of different interest rate scenarios on net interest income.  The hypothetical impact of a 12 month horizontal and instantaneous interest rate shift (generally, a horizontal change in interest rates of +2.00% or –1.00%) and smaller incremental interest rate changes are modeled at least quarterly, representing the primary means the Company uses for interest rate risk management decisions.

At June 30, 2008, given a +2.00% or –1.00% shock in interest rates, our model results in the Company’s net interest income for the next twelve months changing by $23,000, or 2.35%, and $(106,000), or (0.99)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis using the computer model referred to above.  Economic value of equity at risk measures the Company’s exposure to equity due to changes in a forecast interest rate environment.  At June 30, 2008, given a +2.00% or -2.00% shock in interest rates, our model results in the Company’s economic value of equity at risk for the next twelve months changing by $(3,479,000), or (28.89)%, and $2,230,000, or 18.52%, respectively.

In its modeling, the Company makes significant assumptions about the lag in the rate of change in various asset and liability categories.  The Company bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

Item 4T.  Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting.  The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operations Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of June 30, 2008 and found them to be adequate.

The Company maintains internal control over financial reporting.  There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide information required of this item.

Item 2.   Unregistered Sales of Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 1, 2008.  The matters considered and voted on at the annual meeting and the vote of the stockholders were as follows:

Proposal No. 1

The election of directors, each for a three-year term.

	For	Withheld	Broker Non-Votes

Anthony P. Costa	951,120	93,308	- 0 -

Philip Guarnieri	952,120	92,308	- 0 -

David Freer, Jr.	1,002,120	42,308	- 0 -

Proposal No. 2

The ratification of the appointment of Crowe Chizek and Company LLC as auditors for the Company for the year ending December 31, 2008.

	For	Against	Abstain	Broker Non-Votes

Number of Votes	1,030,170	1,958	12,300	- 0 -

Percentage of shares voted	98.63%	- 0 -	- 0 -

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Document	Reference to Previous Filing If Applicable

3.1	Articles of Incorporation	*

3.2	Amended Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement dated September 23, 2004	**
Between the Bank and Anthony P. Costa.

10.2	Employment Agreement dated September 23, 2004	**
Between the Bank and Philip Guarnieri

10.3	Employment Agreement dated October 20, 2005	**
Between the Bank and Arthur Budich

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of August 14, 2008.

Empire State Bank, National Association

Date: August 14, 2008	By:	/s/ Anthony P. Costa
Anthony P. Costa
Chairman and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Arthur W. Budich
Arthur W. Budich
Executive Vice President and Chief Financial Officer