Form 10-Q
period 2008-09-30
ES Bancshares, Inc.
filed 2008-10-28
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 22, 2008 there were 1,825,075 issued and outstanding shares of the Registrant’s Common Stock.

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Part 1. Item 1.

ES BANCSHARES, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,296	$2,016
Due from Federal Home Loan Bank of New York	7,343	5
Federal funds sold	10	4,731
Total cash and cash equivalents	9,649	6,752
Certificates of deposit at other financial institutions	3,985	5,794
Securities:
Available for sale, at fair value	5,020	7,037
Held to maturity, at amortized cost
(fair value of $22,268 at September 30, 2008)	22,598	—
Total securities	27,618	7,037

Real estate mortgage loans held for sale	—	350
Loans receivable, net
Real estate mortgage loans	59,263	41,519
Commercial and lines of credit	16,647	14,335
Home equity and consumer loans	8,826	8,714
Construction loans	4,580	7,137
Deferred cost	491	364
Allowance for loan losses	(748)	(624)
Total loans receivable, net	89,059	71,445
Accrued interest receivable	592	515
Federal Reserve Bank stock	299	324
Federal Home Loan Bank stock	538	89
Goodwill	581	581
Office properties and equipment, net	672	838
Other assets	390	191
Total assets	$133,383	$93,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$11,903	$7,249
Interest bearing	100,537	75,093
Borrowed funds	10,307	89
Accrued interest payable	175	103
Other liabilities	1,206	1,000
Total liabilities	124,128	83,534

Commitments and contingencies

Stockholders’ equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
1,823,475 shares issued at September 30, 2008 and
1,721,437 shares issued at December 31, 2007)	18	17
Additional paid-in-capital	17,606	16,911
Accumulated deficit	(8,092)	(6,553)
Accumulated other comprehensive income / (loss)	(277)	7
Total stockholders’ equity	9,255	10,382
Total liabilities and stockholders’ equity	$133,383	$93,916

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Interest and dividend income:
Loans	$1,354	$1,317	$3,786	$3,738
Securities	335	105	714	296
Certificates of deposit	36	81	172	243
Fed Funds and other earning assets	46	121	149	400
Total interest and dividend income	1,771	1,624	4,821	4,677

Interest expense:
Deposits	771	933	2,138	2,701
Borrowed funds	80	2	150	4
Total interest expense	851	935	2,288	2,705

Net interest income	920	689	2,533	1,972

Provision for loan losses	46	27	129	36
Net interest income after provision for loan losses	874	662	2,404	1,936

Non-interest income:
Service charges and fees	132	71	339	225
Net gain on sales of real estate mortgage
loans held for sale	13	69	51	135
Net gain on securities available for sale	—	—	7	—
Other	69	33	111	57
Total non-interest income	214	173	508	417

Non-interest expense:
Compensation and benefits	605	520	1,756	1,455
Occupancy and equipment	192	156	597	472
Data processing service fees	66	52	196	136
Loss on CD	900	—	900	—
Other	354	245	1,002	755
Total non-interest expense	2,117	973	4,451	2,818

Net (loss) before income taxes	(1,029)	(138)	(1,539)	(465)
Income tax expense	—	—	—	—
Net (loss)	$(1,029)	$(138)	$(1,539)	$(465)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	(248)	45	(284)	74
Comprehensive income (loss)	$(1,277)	$(93)	$(1,823)	$(391)

Weighted average:
Common shares	1,767,333	1,721,336	1,736,847	1,720,115
(Loss) per common share:
Basic & diluted	$(0.58)	$(0.08)	$(0.89)	$(0.27)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(In thousands of dollars except, share data)

	Capital Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total

Balance at January 1, 2007	1,719,227	$17	$16,869	$(5,845)	$(99)	$10,942

Exercise of stock warrants	2,210	—	22	—	—	22

Stock based compensation, net	—	—	15	—	—	15

Comprehensive loss:
Net loss for the period	—	—	—	(465)	—	(465)
Net unrealized gain on available-for-sale securities	—	—	—	—	74	74
Total comprehensive loss						(391)

Balance at September 30, 2007	1,721,437	$17	$16,906	$(6,310)	$(25)	$10,588

Balance at January 1, 2008	1,721,437	$17	$16,911	$(6,553)	$7	$10,382

Exercise of stock warrants	102,038	1	688	—	—	689

Stock based compensation, net	—	—	7	—	—	7

Comprehensive loss:
Net loss for the period	—	—	—	(1,539)	—	(1,539)
Net unrealized (loss) on available-for-sale securities	—	—	—	—	(284)	(284)
Total comprehensive loss						(1,823)

Balance at September 30, 2008	1,823,475	$18	$17,606	$(8,092)	$(277)	$9,255

See accompanying notes to financial statements

ES Bancshares, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss for period	$(1,539)	$(465)
Adjustments to reconcile net losses to net cash provided by operating activities:
Provision for loan losses	129	36
Depreciation expense	251	130
Amortization of deferred fees, discounts and premiums, net	(9)	2
Net originations on loans held for sale	402	(4)
Net gain on sale of real estate mortgage loans held for sale	(51)	(135)
Net (gain) on sale of securities available for sale	(7)	—
Gain on sale of fixed assets	(9)	—
Stock compensation expense	7	15
Loss of uninsured deposit at failed financial institution	900	—
Changes in assets and liabilities
Increase in other assets	(276)	(152)
Increase in accrued expenses and other liabilities	278	449
Net cash used in operating activities	76	(124)
Cash flows from investing activities:
Maturity and redemption of CDs at other financial institutions	8,009	6,645
Purchase of cerfificates of deposit at other financial institutions	(7,102)	(6,694)
Purchase of available-for-sale securities	(2,929)	(3,500)
Purchase of held-to-maturity securities	(23,250)	—
Proceeds on sale of securities available for sale	506	—
Proceeds from principal payments and maturities/calls of securities	4,823	2,947
Proceeds on sale of fixed assets	9	—
Net disbursements for loan originations	(17,742)	(10,248)
Purchase of Federal Home Loan Bank stock	(463)	(89)
Redemption of Federal Home Loan Bank stock	14	—
Redemption of Federal Reserve Bank stock	26	11
Leasehold improvements and acquisitions of capital assets	(85)	(107)
Net cash used in investing activities	(38,184)	(11,035)
Cash flows from financing activities:
Net increase in deposits	30,098	4,495
Proceeds of advance from line of credit & FHLB	10,525	31
Repayment of advances	(307)	—
Proceeds from stock issuance	689	22
Net cash provided by financing activities	41,005	4,548

Net increase (decrease) in cash and cash equivalents	2,897	(6,611)
Cash and cash equivalents at beginning of period	6,752	14,343
Cash and cash equivalents at end of period	$9,649	$7,732

Supplemental cash flow information
Interest paid	$2,705	$2,705
Income taxes paid	$—	$—

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

Note 4.   Stock Based Compensation

Warrants

Effective June 30, 2008 the Company modified the terms of the warrants to purchase common stock of the Company attached to the 2004 Offering by reducing the exercise price of $10.00 to $6.75, and extended the expiration date from June 28, 2008 to October 31, 2008.  Previously, on April 15, 2007, the Company modified the original expiration term of the warrants from June 28, 2007 to June 28, 2008 and reduced the original exercise price from $12.50 to $10.00.  During the three-month period ending on

September 30, 2008 there were 29,890 stockholder warrants exercised at $6.75, which left 297,800 stockholder warrants still outstanding at September 30, 2008.

Also effective June 30, 2008, the Company reduced the exercise price of its 190,000 issued and outstanding organizer warrants from $10.00 to $6.75 for a period ending on October 31, 2008 after which the exercise price will revert back to $10.00 per share.  The organizer warrants, which had an original exercise price of $10.00 per share and expiration date of June 28, 2009, were granted to the Bank’s organizers in connection with the opening of the Bank.  The organizer warrants were valued at $323,000 and were expensed at the time of issuance in accordance with FAS 123.   There was no additional expense recognized as a result of any of the modifications.  During the three-month period ending on September 30, 2008 there were 72,148 organizer warrants exercised at $6.75, which left 117,852 organizer warrants still outstanding at September 30, 2008.

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

Provided below are the assumptions used for grants in 2008, 2007, and 2006.

	2008	2007	2006

Risk free interest rate	3.02%	4.74%	4.35%

Expected option life	5.0	5.0	5.0

Expected stock price volatility	0.10%	0.10%	0.10%

Dividend yield	0.00%	0.00%	0.00%

Weighted average fair value of options granted	$—	$—	$2.20

A summary of options outstanding under the Bank’s Stock Option Plan as of September 30, 2008, and changes during the nine-month period then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (yrs.)	Value
Outstanding at
January 1, 2008	157,750	$10.47	6.4	—
Granted	5,000	9.00	9.6	—
Exercised	—	—	—	—
Forfieited or expired	(5,000)	10.50	—	—
Outstanding at
September 30, 2008	157,750	$10.42	6.5	—

Options exerciseable at
September 30, 2008	106,700	$10.48	6.3	—

Vested and expected to vest	157,750	$10.42	6.5	—

As of September 30, 2008, there was $24,804 of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 20 months.

Note 5.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the 297,800 stockholder warrants, or 117,852 organizer warrants, or 157,750 stock options were considered in computing diluted earnings (loss) per share because to do so would have been antidilutive.

Note 6.   Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $3.4 million at September 30, 2008.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has no operating history, management recorded a valuation allowance against the total amount of deferred tax assets.

Note 7.   Non-Performing Assets

Loans are reviewed monthly and any loan whose collectability is doubtful is placed on non-accrual status.  Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  We did not have any non-accrual loans nor did we have any troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) or foreclosed assets acquired in settlement of loans, at and for the nine-month periods ending September 30, 2008.  At and for the nine-month period ending September 30, 2007, we had one non-accrual loan in the amount of $10,000.

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

Note 9.   Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  In October 2008, FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The impact of adoption was not material.

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

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	September 30	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$5,020	$—	$5,020	$—

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office locations in New Paltz, New York and Staten Island, New York.  The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options.  Rent expense under operating leases was $74,000 for the three months ended September 30, 2008.  At September 30, 2008, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $67,000 in 2008, $266,000 in 2009, $273,000 in 2010, $276,000 in 2011, $279,000 in 2012 and a total of $1,213,000 for 2013 and thereafter.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at September 30, 2008 were limited to loan origination commitments of $12.2 million (including one-to-four family loans held for sale of $2.6 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $11.9 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at September 30, 2008 consisted of adjustable and fixed rate commitments of $10.9 million and $1.3 million respectively, with interest rates ranging from 5.80% to 7.00%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q of the Company includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company.  All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “project,” “predict,” “expect,” “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including risks and uncertainties including changes in economic conditions in our market area, changes in local real estate values, changes in regulatory policies, fluctuations in interest rates, local loan and deposit demand levels, competition, our ability to control expenses, our ability to increase our lower cost deposits, our capital raising efforts, our ability to execute our plan to grow our assets and liabilities and attain profitability, and other factors.  The Company does not intend to update these forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets.  Total assets at September 30, 2008 amounted to $133.4 million, representing an increase of $39.5 million, or 42.1%, from $93.9 million at December 31, 2007.  The increase in assets was primarily attributable to a $20.6 million increase in total securities, a $17.6 million increase in total loans receivable, net, and a $2.9 million increase in total cash and cash equivalents, mitigated by a $1.8 million decrease in certificates of deposit at other financial institutions.  We have recently decided to accelerate our growth of assets and liabilities.  This is based on several factors.  First, we believe that, over time, we can achieve better operating results with a larger asset and liability base.  Moreover, we believe that the recent changes in the yield curve provides us with an opportunity to grow at a higher interest rate spread.  Additionally, the recent cutbacks in lending by our competitors provides us with selected opportunities to expand our lending activities, provided that we do so while maintaining high underwriting standards.  Finally, the opening of our full service Staten Island office in November 2007 has provided us with an improved platform to conduct banking operations in that attractive market.

Net loans.   Overall, net loans, increased $17.6 million, or 24.7%, to $89.1 million at September 30, 2008 from $71.4 million at December 31, 2007.  The increase in net loans was primarily attributable to the $17.7 million, or 42.7% increase in commercial and residential real estate mortgage loans, which increased from $41.5 million to $59.3 million.  The $17.7 million net increase included $16.3 million in primarily fixed rate one-to-four family residential real estate loans and $1.5 million in commercial real estate loans.  Commercial loans and commercial lines of credit increased $2.3 million, or 16.1%, from $14.3 million to $16.6 million, and home equity and consumer loans increased $112,000, or 1.3%, from $8.7 million to $8.8 million.  Management believes that the significant increase in loans has increased the Company’s interest rate risk but that the added risk is reasonable as it will result in improved earnings due to the wider spreads now available, and is manageable, as management believes the Company’s balance sheet has the capacity for such added risk.  Over the same nine-month period the above increases were partially offset by a decrease in construction or development loans of $2.5 million, or 35.2%, from $7.1 million to $4.6 million.  We did not have any non-accrual loans, nor any accruing loans contractually past due 90 days or more, nor did we have any troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) or foreclosed assets acquired in settlement of loans, at and for the nine-month period ending September 30, 2008.

Total securities.  Total securities at September 30, 2008 increased $20.6 million, or 294.3%, to $27.6 million from $7.0 million at December 31, 2007.  Securities available for sale decreased by $2.0 million, or 28.7%, primarily as the result of prepayments on its Ginnie Mae mortgage-backed securities portfolio coupled with calls of relatively higher-yielding government sponsored agency notes that were called as a result of the recent decline in interest rates.  Securities held to maturity increased by $23.0 million, net, as the Bank invested approximately $18.3 million of its excess deposits and borrowed funds from the Federal Home Loan Bank of New York into Fannie Mae and Freddie Mac pass through mortgage-backed securities and $4.7 million into government sponsored agency notes, which included $1.0 million in Fannie Mae notes and $3.7 million in Federal Home Loan Bank notes.  The expected weighted average lives and yields of the new mortgage backed securities were approximately 6.2 years and 5.09%, respectively, on the date of purchase, while the yield on the government sponsored agency notes was approximately 3.42%, and mature in less than five years.

Certificates of deposit at other financial institutions.  Certificates of deposit at other financial institutions decreased $1.8 million, or 31.0%, to $4.0 million at September 30, 2008 from $5.8 million at December 31, 2007.  All certificates have terms of twelve months or less.  In addition, all of our certificates at September 30, 2008 were in amounts of $100,000 or less.

Cash and cash equivalents.  Total cash and cash equivalents at September 30, 2008 increased $2.8 million, or 41.2%, to $9.6 million from $6.8 million at December 31, 2007, to ensure that sufficient liquidity was readily available to meet the Company’s immediate funding needs.

Federal Home Loan Bank stock.  As a result of its utilization of secured advances from the Federal Home Loan Bank of New York, the Bank increased its investment in Federal Home Loan Bank of New York capital stock from $89,000 at December 31, 2007 to $538,000 at September 30, 2008.

Deposits.  Interest bearing deposits grew $25.4 million, or 33.8%, to $100.5 million at September 30, 2008 from $75.1 million at December 31, 2007.  The net growth over the nine-month period consisted of a $36.4 million increase in certificates of deposit, a $2.8 million increase in savings accounts and an $780,000 increase in NOW accounts that was partially offset by an $14.6 million decrease in money market accounts. Over the same nine-month period non-interest bearing accounts increased $4.6 million, or 63.0%, from $7.3 million to $11.9 million.  The increases in our various deposit categories reflect our ability to attract and service new deposit relationships in order to support the increases to our total assets.  The decline in money market accounts followed decreases in the interest rate offered on that type of deposit, and depositors elected to transfer balances into higher-yielding certificates of deposit.  A significant contributing factor to the increase in total deposits was the opening of the Bank’s third full service branch office in Staten Island, New York in November 2007.  As of September 30, 2008, 23.7% of the Bank’s total deposits were attributable to this new branch.

Borrowings.  Our borrowings increased from $89,000 at December 31, 2007 to $10.3 million at September 30, 2008 primarily as a result of our borrowing $10.0 million from the Federal Home Loan Bank of New York in five-year amortizing and structured advances to purchase mortgage-backed securities.  At September 30, 2008, the weighted average term to maturity of our borrowings was approximately 3.8 years.

Stockholders’ equity. Stockholders’ equity decreased by $1.1 million to $9.3 million at September 30, 2008 from $10.4 million at December 31, 2007.  The decrease is primarily attributable to a net loss for the nine-month period of $1.5 million and a $284,000 increase in net unrealized loss in market value of securities available-for-sale, that was mitigated by a combined $689,000 in capital stock and  additional paid in capital from warrant holders who exercised their warrants.  The ratio of stockholders’ equity to total assets decreased to 6.9% at September 30, 2008 from 11.1% at December 31, 2007.  Book value per share decreased to $5.08 at September 30, 2008 from $6.03 at December 31, 2007.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

We recently reduced the exercise price of our two classes of warrants in an effort of raising a modest amount of additional capital to support our operations and growth plans.  See Note 4 of the Notes to our Consolidated Financial Statements.  In addition, we are considering applying to the United State Treasury (“UST”) to participate in its Capital Purchase Program through the issuance of preferred stock and warrants to the UST.  We would use any capital we receive from the UST to support our plan to grow our assets and liabilities.  While we will focus our growth efforts on loans and deposits, we will also invest in securities and fund our operations through borrowings where justified on an asset/liability management basis.

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and nine-month periods ended September 30, 2008 as compared to the comparable three and nine-month periods ended September 30, 2007.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$86,219	$1,354	6.28%	$71,504	$1,317	7.37%
Fed Funds	5,458	28	2.04%	8,772	114	5.16%
Certificates of deposit	6,899	36	2.07%	5,917	81	5.43%
Securities	26,964	335	4.97%	8,297	105	5.06%
Other earning assets	2,391	18	3.01%	468	7	5.98%
Total interest-earning assets	127,931	$1,771	5.54%	94,958	$1,624	6.84%

Allowance for loan losses	(708)			(607)
Cash & Due from banks	2,757			1,983
Other Non-interest earning assets	2,161			1,915
Total assets	$132,141			$98,249

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$2,820	$8	1.13%	$1,657	$5	1.20%
Money Market accounts	26,320	140	2.11%	46,958	583	4.93%
Regular savings accounts	13,732	79	2.28%	8,399	76	3.59%
Certficates of Deposit	56,322	544	3.83%	21,294	269	5.01%
Total interest-bearing deposits	99,194	771	3.08%	78,308	933	4.73%

Borrowings	9,951	80	3.19%	84	2	8.25%
Total interest-bearing liabilities	$109,145	$851	3.09%	$78,392	$935	4.73%

Non-interest-bearing liabilities	13,330			9,003
Total liabilities	122,475			87,395

Stockholders’ equity	9,666			10,854
Total liabilities and stockholders’ equity	$132,141			$98,249
Net interest income		$920			$689

Average interest rate spread (1)			2.44%			2.11%
Net interest margin (2)			2.88%			2.90%
Net interest-earning assets (3)	$18,786			$16,566
Ratio of average interest-earning assets to average interest-bearing liabilities			117.21%			121.13%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets andand the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$78,926	$3,786	6.40%	$67,737	$3,738	7.36%
Fed Funds	6,337	115	2.39%	9,734	383	5.19%
Certificates of deposit	6,274	172	3.67%	5,985	243	5.43%
Securities	19,042	714	5.00%	8,034	296	4.91%
Other Earning Assets	1,326	34	3.42%	418	17	5.42%
Total interest-earning assets	111,905	$4,821	5.76%	91,908	$4,677	6.80%

Allowance for loan losses	(651)			(592)
Cash & Due from banks	2,450			2,018
Other Non-interest earning assets	2,147			1,898
Total assets	$115,851			$95,232

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$2,355	$23	1.31%	$1,232	$8	0.87%
Money Market accounts	31,289	597	2.55%	47,888	1,785	4.98%
Regular savings accounts	13,086	250	2.55%	6,997	185	3.54%
Certficates of Deposit	41,533	1,268	4.08%	19,267	723	5.02%
Total interest-bearing deposits	88,263	2,138	3.24%	75,384	2,701	4.79%

Borrowings	6,206	150	3.23%	67	4	8.75%
Total interest-bearing liabilities	$94,469	$2,288	3.24%	$75,451	$2,705	4.79%

Non-interest-bearing liabilities	11,313			8,660
Total liabilities	105,782			84,111

Stockholders’ equity	10,069			11,121
Total liabilities and stockholders’ equity	$115,851			$95,232
Net interest income		$2,533			$1,972

Average interest rate spread (1)			2.52%			2.01%
Net interest margin (2)			3.03%			2.87%
Net interest-earning assets (3)	$17,436			$16,457

Ratio of average interest-earning assets to average interest-bearing liabilities			118.46%			121.81%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets andand the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Comparison of Operating Results for the Quarters Ended September 30, 2008 and September 30, 2007

General.    For the quarter ended September 30, 2008, the Company recognized a net loss of $1.0 million, or ($0.58) per diluted share, as compared to a net loss of $138,000, or ($0.08) per diluted share, for the comparable quarter ended one year earlier.  The $891,000 increase in net loss was primarily attributable to a $900,000 loss of the uninsured principal of a certificate of deposit at Silver State Bank in Henderson, Nevada that failed and was closed by the Nevada Financial Institutions Division and placed into receivership of the Federal Deposit Insurance Corporation on September 5, 2008.  The increased net loss also resulted from increased non-interest operating expense that was mainly related to the opening of a new full service branch during the fourth quarter of 2007, and an increased provision for loan loss that resulted from management’s assessment of the adequacy of the allowance for loan and lease loss.  The increases in expense were partially mitigated by increases in net interest income and non-interest income related to the Company’s larger asset size.

Interest Income.  Interest income increased to $1.8 million for the quarter ended September 30, 2008, an increase of $147,000, or 9.1%, compared to the quarter ended September 30, 2007.  Average interest earning assets increased $32.9 million, or 34.6% to $127.9 million for the quarter ended September 30, 2008 from $95.0 million for the quarter ended September 30, 2007.  However, primarily due to the overall lower interest rate environment in 2008 as compared to 2007, the average yields on interest earning assets fell by 130 basis points to 5.54% for the quarter ended September 30, 2008 from 6.84% for the comparable period in 2007, as incremental earning assets were added at lower yields, and floating rate assets repriced at lower market interest rates.

Average loan balances increased by $14.7 million from $71.5 million for the quarter ended September 30, 2007 to $86.2 million for the quarter ended September 30, 2008, while the average yield decreased from 7.37% to 6.28% over the same respective periods in part due to the percentage of our portfolio consisting of residential mortgage loans. Over the same comparable periods, the average balances of the Company’s investment securities portfolio increased $18.7 million, from $8.3 million to $27.0 million primarily as the result of our large mortgage backed securities purchase in 2008.  Part of the increase in average balances was funded with secured advances obtained from the Federal Home Loan Bank of New York in order to enhance net interest income.  The average yield earned by the securities portfolio decreased to 4.97% for the quarter ended September 30, 2008, from 5.06% for the same quarter ended one year earlier.  The average balance and yield of the Bank’s certificates of deposit at other financial institutions for the quarter ended September 30, 2008 was $6.9 million and 2.07%, respectively, as compared to an average balance of $5.9 million and a yield of 5.43% for the quarter ended September 30, 2007, while the average yield earned on Fed Funds sold during the quarter ended September 30, 2008 decreased to 2.04% as compared to 5.16% earned over the same quarter ended one year earlier.

Interest Expense.  Total interest expense for the quarter ended September 30, 2008 decreased by $84,000 from $935,000 to $851,000 for the same three-month period one year earlier.  The decrease was primarily due to decreases in short-term interest rates, notwithstanding the increase in the average balances of the Company’s interest-bearing deposits and borrowings.  Average money market account balances decreased $20.7 million, from $47.0 million for the quarter ended September 30, 2007 to $26.3 million for the quarter ended September 30, 2008, as management chose to emphasize other funding sources that were deemed more attractive from a cost/duration standpoint.  Over those respective quarters the average costs for those balances decreased 282 basis points, from 4.93% to 2.11%.  The average balances of the Company’s certificates of deposit portfolio increased to $56.3 million at an average cost of 3.83% over the quarter ended September 30, 2008, from $21.3 million at an average cost of 5.01% over the same quarter ended one-year earlier.  Average regular savings account balances increased $5.3 million to $13.7 million for the quarter ended September 30, 2008, from $8.4 million for the quarter ended September 30, 2007, while the average costs decreased 131 basis points, to 2.28% from 3.59%, over the same respective periods.  For the quarter ended September 30, 2008, the average balance of the Company’s borrowed funds was $10.0 million at an average cost of 3.19% as compared to an average balance of $84,000 at an average cost of 8.25% one year-earlier.  The increase in borrowed funds was primarily used to help fund the increase in the investment securities portfolio discussed above.

Net Interest Income.  Net interest income was approximately $920,000 for the quarter ended September 30, 2008 as compared to $689,000 for the same quarter in the prior year, an increase of $231,000.  The Company’s average interest rate spread increased to 2.44% for the quarter ended September 30, 2008 from 2.11% for the quarter ended September 30, 2007, while the net interest margin decreased to 2.88% from 2.90%, over the same respective periods.

Provision for Loan Losses.  For the three months ended September 30, 2008 the provision for loan losses was $46,000 as compared to $27,000 for the three months ended September 30, 2007.  The increase resulted primarily because the portfolio’s net loan growth was greater in 2008 than in 2007.  In addition, as a result of management’s analysis of the adequacy of the allowance for loan losses, the Company determined that an increased provision was further warranted due to increased credit risk that has likely resulted from economic weakness in its market area resulting from falling home values, rising unemployment and the spiraling increases in energy and other commodity prices.

Non-interest Income.  Non-interest income for the quarter ended September 30, 2008 was approximately $214,000 as compared to $173,000 for the quarter ended September 30, 2007.  Service charges and fees increased $61,000 from $71,000 in 2007 to $132,000 in 2008 primarily as a result of the Company’s increased number of customer relationships.  The net gain on sale of real estate mortgages held for sale decreased to $13,000 from $69,000 primarily because of a general softening in the overall housing market evident this year relative to last, and because the Company elected to retain more of the real estate mortgage loans that it originated for its own portfolio instead of selling them.  Other non-interest income categories increased to $69,000 from $33,000 primarily from increased annuity sales.

Non-interest Expense.  Non-interest expense for the quarter ended September 30, 2008 increased $1.1 million when compared to the same quarter in 2007.  Compensation and benefits increased $85,000 primarily from the increase in personnel needed to staff the new full-service branch in Staten Island, New York that opened in November 2007.  The new branch office was also primarily responsible for the increase in occupancy and equipment expense and contributed to the increase in data processing fees.

The substantive portion of the overall increase in non-interest expense was attributable to management’s recognition of a $900,000 loss, which was the uninsured portion of a six-month certificate of deposit scheduled to mature on September 8, 2008, that had been invested at Silver State Bank in Henderson, Nevada, that failed on September 5, 2008.  If the Company receives any recovery of the $900,000 uninsured amount, such amount will be added to income from operations.  However, there can be no assurance whether, or when, the Company will receive any recovery of this amount.

Other non-interest expense increased by $109,000 to $354,000 for the quarter ended September 30, 2008 from $245,000 for the quarter ended September 30, 2007.  This increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments and other operating expenses related to the expansion of the Bank’s business activities.

Income Tax Expense.  We receive no tax benefit from our net operating losses as they are being carried forward and will be available to reduce future taxable income.

Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007

General.  For the nine months ended September 30, 2008, the Company recognized a net loss of $1.5 million, or ($0.89) per diluted share, as compared to a net loss of $465,000, or ($0.27) per diluted share, for the comparable nine-month period ended one year earlier.  The $1.1 million increase in net loss was primarily the result of the $900,000 loss recognized on the loss of uninsured principal that had been on deposit at the failed Silver State Bank in Henderson, Nevada, together with the increased operating expenses that resulted from the opening of the Company’s third full service branch banking office in November of 2007.

Interest Income.  Interest income for the nine-month period ended September 30, 2008 totaled $4.8 million, which was $144,000 higher than the $4.7 million reported for the nine-month period ended September 30, 2007.  The amount of interest income earned resulted from an increase in average interest-earning assets to $111.9 million for the nine-month period ended September 30, 2008 from $91.9 million for the comparable nine-month period ended one year earlier, and to the lower overall yield associated with those assets.  Over the comparable periods average loan balances increased from $67.7 million to $78.9 million, while their average yield decreased from 7.36% to 6.40%.  The average balances of the investment securities portfolio increased by $11.0 million, from $8.0 million to $19.0 million, while the average balances of its fed funds sold decreased by nearly $3.4 million, from $9.7 million to $6.3 million, over the nine-month period ended September 30, 2008 as compared to the same nine-month period in the previous year.  The yield earned by the investments portfolio increased to 5.00% from 4.91% over the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007 primarily from the longer-term and higher-yielding investments purchased since the end of 2007.  The yield earned by the fed funds sold average balances decreased to 2.39% from 5.19% over the same respective periods as a result of the decrease in short-term interest rates commented on earlier.

During the nine-month period ended September 30, 2008 the Company continued to maintain an approximate $6.3 million average balance invested in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months.  Due to the decrease in short-term interest rates available in the marketplace, the average yield of this asset segment decreased from 5.43% during the nine-month period ended September 30, 2007 to 3.67% over the comparable nine-month period in 2008.

Interest Expense.  Total interest expense for the nine-month period ended September 30, 2008 decreased by $417,000 when compared to the nine-month period ended September 30, 2007.  The decrease resulted from the decreases in short-term interest rates, notwithstanding the increase in the average balances of the Bank’s interest-bearing deposits and borrowings.  Average money market account balances decreased $16.6 million, from $47.9 million for the nine-month period ended September 30, 2007 to $31.3 million for the nine-month period ended September 30, 2008.  Over those respective periods the average costs for those balances decreased 243 basis points, from 4.98% to 2.55%.  The average balances of the Bank’s certificates of deposit portfolio increased to $41.5 million at an average cost of 4.08% over the nine-month period ended September 30, 2008, from $19.3 million at an average cost of 5.02% over the same nine-month period ended one-year earlier.  Average regular savings account balances increased $6.1 million to $13.1 million for the nine-month period ended September 30, 2008, from $7.0 million for the nine-month period ended September 30, 2007, while the average costs decreased 99 basis points, to 2.55% from 3.54%, over the same respective periods.  For the nine-month period ended September 30, 2008, the average balance of the Company’s borrowed funds was $6.2 million at an average cost of 3.23% as compared to an average balance of $67,000 at an average cost of 8.75% one year-earlier.  The increase in borrowed funds was primarily used to help fund the increase in the investment securities portfolio discussed above.

Provision for Loan Losses.  The provision for loan losses for the nine months ended September 30, 2008 increased $93,000 compared to the nine months ended September 30, 2007 primarily because of  loan growth, the loan portfolio’s overall risk profile under current market conditions, and from economic weakness in its market areas.

Net Interest Income.  Net interest income was approximately $2.5 million for the nine-month period ended September 30, 2008 as compared to $2.0 million for the nine-month period ended September 30, 2007.  The average interest rate spread increased to 2.52% from 2.01%, while the net interest margin increased to 3.03% from 2.87%, over the same comparable periods

Non-Interest Income.  Non-interest income for the nine-month period ended September 30, 2008 totaled $508,000, which represented an increase of $91,000 from the $417,000 earned over the nine-month period ended September 30, 2007.  Most of the change resulted from a $114,000 increase in service charges and fees earned from an increased number of deposit and loan customer relationships that was mitigated by an $3,000 decrease in the net gain on the sale of real estate mortgage loans held for sale that decreased because of a decrease in real estate mortgage loan sale activity.  There was also a $54,000 increase in other categories of non-interest income, attributable, primarily, to increased earnings from the sale of annuities.

Non-Interest Expense.  Non-interest expense for the nine-month period ended September 30, 2008 increased $1.6 million to $4.5 million from $2.8 million for the nine-month period ended September 30, 2007.  Compensation and benefits increased $301,000, or 20.7%, from the increase in personnel needed to staff the previously mentioned new full-service branch in Staten Island, New York that opened in November 2007.  The new branch office was also primarily responsible for the increase in occupancy and equipment expense and contributed to the increase in data processing fees.  As previously discussed within the quarterly comparison, the substantive portion of the overall increase in non-interest expense was attributable to management’s recognition of a $900,000 loss, which was the uninsured portion of a six-month certificate of deposit scheduled to mature on September 8, 2008, that had been invested at Silver State Bank in Henderson, Nevada, that failed on September 5, 2008.  If the Company receives any recovery of the $900,000 uninsured amount, such amount will be added to income from operations.  However, there can be no assurance whether, or when, the Company will receive any recovery of this amount.  Other non-interest expense increased by $247,000 to $1.0 million for the nine-month period ended September 30, 2008 from $755,000 for the comparable nine-month period ended September 30, 2007.  This increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments and other operating expenses related to the expansion of the Bank’s business activities.

Non-Performing Assets

Regulations require that the Company classify its own assets on a regular basis and establish prudent valuation allowances based on such classifications.  There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  On the basis of management’s review, at September 30, 2008, the Bank had $50,000 of assets classified as doubtful.  There were no assets classified as substandard or loss.

The following table sets forth the activity in the Company’s allowance for loan losses at and for the periods indicated.

	Nine Months Ended		Year Ended
	September 30,		December 31,

	2008	2007	2007
	(dollars in thousands)

Balance at beginning of year	$624	$581	$581
Charge-offs
Real estate mortgage loans	—	—	—
Commerical loans and lines of credit	—	—	—
Home equity and consumer loans	5	—	—
Construction loans	—	—	—
Total charge-offs	5	—	—
Recoveries
Real estate mortgage loans	—	—	—
Commerical loans and lines of credit	—	—	—
Home equity and consumer loans	—	—	—
Construction loans	—	—	—
Total recoveries	—	—	—

Provision for losses	129	36	43
Balance at end of period	$748	$617	$624

Ratio of net charge-offs to average total loans	0.01%	0.00%	0.00%
Ratio of allowance for loan losses to total loans	0.83%	0.85%	0.86%

The following table sets forth the allocation of the Company’s allowance for loan losses at September 30, 2008

	At September 30, 2008

		Percent of
		Loans in
		Category to
Category	Balance	Total Loans

Commercial real estate loans	$277	46.98%
Residential mortgage loans	73	20.36%
Commerical loans and lines of credit	272	18.64%
Home equity and consumer loans	62	9.88%
Construction loans	37	4.14%
Unallocated	27	—
Total allowance for loan loss	$748	100.00%

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  Investing activities are funded primarily by net deposit inflows, sales of loans, principal repayments on loans and securities, and borrowed funds.  For the nine months ended September 30, 2008, the Company originated loans of approximately $43.0 million including real estate mortgage loans held for sale.  At September 30, 2008, the Company had outstanding loan origination commitments of $12.2 million (including one-to-four-family real estate mortgage loans held for sale of $2.6 million) and undisbursed lines of credit and construction loans in process of $11.9 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At September 30, 2008, total deposits were approximately $112.4 million of which approximately $59.9 million was in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from September 30, 2008 totaled $37.6 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

As stated earlier, the Company completed the holding company formation during the quarter ended September 30, 2006.  In order to pay the various costs associated with the formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which the Company had exercised $114,000 at June 30, 2008.  During the quarter ended September 30, 2008, the Company obtained a replacement credit facility with Atlantic Central Bankers Bank for $3.2 million.  Incremental proceeds drawn from the credit facility are for the purpose of providing funds as needed to the Bank to maintain strong capital ratios and enable it to grow at a managed pace and potentially add new branch locations.  As of September 30, 2008 the refinanced balance of the facility was $615,000.

In general the Bank monitors and manages its liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  As a member of the Federal Home Loan Bank of New York, the Bank has the availability of credit secured by qualifying collateral.  At September 30, 2008 the Bank had $12.5 million of such unencumbered collateral available.  Additionally, the Bank has unused credit lines of $5.0 million if the need arises with its correspondent bank, Atlantic Central Bankers Bank, which is separate from the Company’s credit facility mentioned above.

Applicable regulations require banks to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.  Under prompt corrective action regulations, our regulator is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  As of September 30, 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors.

Management believes that, as of September 30, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the requirements for minimum capital adequacy and for classification as a well-capitalized institution at September 30, 2008 and December 31, 2007.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2008
Tier I (core)capital	$9,528	7.2%	$3,947	3.0%	$6,579	5.0
Risk-based capital:
Tier I	9,528	9.9	N/A	N/A	5,764	6.0
Total	10,276	10.7	7,685	8.0	9,606	10.0

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007
Tier I (core)capital	$9,886	11.5%	$2,818	3.0%	$4,696	5.0
Risk-based capital:
Tier I	9,886	12.5	N/A	N/A	3,865	6.0
Total	10,510	13.3	5,153	8.0	6,441	10.0

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Unlike most industrial companies, nearly all of our assets and liabilities are financial in nature.  As a result, our net income is directly impacted by changes in interest rates, which are influenced by inflationary expectations.  We generally do not seek to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities as part of our interest rate risk management program.  However, management believes that by maintaining a significant portion of our assets in short-term investments, adjustable rate mortgage-backed securities and adjustable rate loans, we will be able to redeploy a portion of our assets as rates change.  Whereas the Company has increased its total assets during this reporting period, particularly in longer-term loans and mortgage backed security investments, it has also increased its cash and cash equivalents, its level of non-interest bearing deposits, and funded significant portions of its asset growth with longer-term interest-bearing liabilities in an effect to manage the vulnerability of its operating results to change in interest rates.

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

At September 30, 2008, given a +2.00% or –1.00% shock in interest rates, our model results in the Company’s net interest income for the next twelve months changing by $(30,000) and $62,000, respectively.

The Company measures its economic value of equity at risk on a quarterly basis using the computer model referred to above.  Economic value of equity at risk measures the Company’s exposure to equity due to changes in a forecast interest rate environment.  At September 30, 2008, given a +2.00% or -2.00% shock in interest rates, our model results in the Company’s economic value of equity at risk changing by $(4.1 million), or (33.47)%, and $2.6 million, or 20.66%, respectively.

In its modeling, the Company makes significant assumptions about the lag in the rate of change in various asset and liability categories.  The Company bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

Item 4T.   Controls and Procedures

The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting.  The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operations Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these controls as of September 30, 2008 and found them to be adequate.

The Company maintains internal control over financial reporting.  There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of October 28, 2008.

Date: October 28, 2008	Empire State Bank, National Association By: /s/ Anthony P Costa Anthony P. Costa Chairman and Chief Executive Officer

Date: October 28, 2008	By: /s/ Arthur W Budich Arthur W. Budich Executive Vice President and Chief Financial Officer