Form 10-K
period 2008-12-31
ES Bancshares, Inc.
filed 2009-03-31
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ______________________

Commission File Number: 000-52178

ES Bancshares, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	20-4663714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68 North Plank Road, Newburgh, New York	12550
(Address of Principal Executive Offices)	(Zip Code)

(866) 646-0003
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Name of Each Exchange
Title of Class	On Which Registered

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Warrants to purchase common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

(1) YES ☒ NO ☐

(2) YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2008 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2008 was $10.4 million.

As of March 26, 2009, there were 1,865,005 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2009 Annual Meeting of Stockholders (Parts II and III).

ES BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2008

PART I

Item 1.	Business

OVERVIEW

Who We Are and How We Generate Income

ES Bancshares, Inc. (the “Registrant” or “Company”) was incorporated under the laws of the State of Maryland in August 2006, to serve as the bank holding company for the previously formed nationally chartered commercial bank, Empire State Bank, National Association (the “Bank”). The Registrant was organized at the direction of the Board of Directors of the Bank for the purpose of becoming a bank holding company pursuant to a plan of reorganization under which the former shareholders of the Bank became the shareholders of the Company. Since the reorganization, the Registrant has functioned primarily as the holder of all of the Bank’s common stock.

The Bank commenced operations in June 2004 as a national bank chartered by the Office of the Comptroller of the Currency (the “OCC”). Effective March 9, 2009, the Bank converted its charter to a New York State commercial bank.

As a community-oriented full service commercial bank, the Bank offers a variety of financial services to meet the needs of communities in its market area. The Bank’s mission is to help its customers by offering a full range of consumer and business deposit and lending products tailored to meet each customer’s specific financial needs coupled with in-depth knowledge and service from the Bank’s experienced staff. The Bank engages in full service commercial and consumer banking business, including accepting time and demand deposits from consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in both owner and non-owner occupied commercial real estate loans, residential mortgages, multi-family loans, secured and unsecured commercial and consumer loans, home equity loans, construction loans; GNMA, FNMA, and FHLMC mortgage-backed securities; U.S. government agency securities and certificates of deposit at other financial institutions, as well as the Certificate of Deposit Account Registry Service ( “CDARS” ). Additionally, the Bank offers non-deposit products such as annuities and mutual funds, merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts.

The information in this Annual Report on Form 10-K reflects principally the financial condition and results of operations of the Bank. The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings as well as the level of its provision for loan losses. The Bank also generates non interest income, such as fee income on deposit accounts, the sale of residential mortgages and the sale of mutual funds and annuities. The level of its non interest expenses, such as salaries and benefits, occupancy and equipment costs, and other general and administrative expenses further affects the Bank’s net income. Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

2008 Summary

●	During 2008, the Bank filed an application to convert to a New York State commercial bank charter, which became effective March 9, 2009;

●
The Bank held a six-month CD in the amount of $1.0 million that was due to mature on Monday, September 8, 2008 at Silver State Bank in Henderson, Nevada. On Friday, September 5, 2008, Silver State Bank was closed by the Nevada Financial Institutions Division, and the Federal Deposit Insurance Corporation (FDIC) was appointed receiver. In lieu of a basis to partially write-down the uninsured portion, the Bank recognized a loss on the entire uninsured amount. On March 13, 2009 the Bank received a partial recovery check from the FDIC in the amount of $14,730 that was recognized as income in the first quarter of 2009. If any further recovery of the $900,000 uninsured amount is subsequently received, it will be added to income from operations. However, there can be no assurance whether, or when, any recovery will be received;

●
For the year ended December 31, 2008, the Company showed a net loss of $1.93 million or $1.09 per diluted share as compared to a net loss of $708,000 or $0.41 per diluted share for the year ended December 31, 2007;

●	A net interest margin of 2.86% for 2008 as compared to 2.92% for 2007;

●	Consistent with our plan to grow our earnings base subject to market conditions, total assets increased to $145.3 million at December 31, 2008, an increase of 54.7% over December 31, 2007;

●	Loan and deposit growth in Staten Island, New York. In December 2008, the Bank relocated its branch office on Staten Island, allowing for a larger operation that was outgrowing its existing space;

●	The Bank increased its one-to four-family real estate loans from $1.9 million to $21.4 million in order to sustain asset growth while protecting asset quality;

●	Principal loan growth on Staten Island and in Brooklyn as well as the Hudson Valley of New York. Loans are occasionally originated in New Jersey and on Long Island;

●	Total deposits of $124.7 million at December 31, 2008, with an increase in deposits of 51.5% over December 31, 2007;

●	The Bank remains well capitalized at December 31, 2008, with a Tier I Capital ratio of 6.8%;

●
Effective June 28, 2008, the Company modified the terms of its 327,690 outstanding common stock shareholder warrants. The Company’s Board of Directors reduced the exercise price of the common stock warrants from $10.00 to $6.75. The Board of Directors also extended the expiration term of the common stock warrants from June 28, 2008 to October 31, 2008. These common stock warrants were originally issued in connection with the Bank’s initial public offering on April 28, 2004. Each purchaser in the offering was provided with a common stock warrant to purchase one share for every five shares purchased. Previously on April 15, 2007 the Company extended the original expiration term of the Company’s common stock warrants from June 28, 2007 to June 28, 2008 and reduced the original exercise price of the Company’s common stock warrants from $12.50 to $10.00;

●
Effective June 30, 2008, the Company also reduced the exercise price of its 190,000 organizer warrants from $10.00 to $6.75 for a period ending on October 31, 2008 after which date the exercise price reverted back to $10.00 per share. The organizer warrants, which had an original exercise price of $10.00 per share and expiration date of June 28, 2009, were granted to the Bank’s organizers in connection with the opening of the Bank;

●
During the quarter ended September 30, 2008, there were 102,038 warrants exercised at an exercise price of $6.75, which raised $688,757 in additional capital for the Company. The total number of warrants exercised was comprised of 29,890 common stock purchase warrants and 72,148 organizer warrants;

●
The current economic crisis has adversely affected the Company, like most bank holding companies, and could have further adverse effects on its loan quality, loan volume, securities portfolio, stock price and its ability to raise capital to fund its growth plan.

Market Area

Although the Bank’s primary market area is located in the New York counties of Orange and Ulster, and the Borough of Staten Island, New York, the Bank also conducts business in certain other communities within Dutchess, Putnam, Rockland, Westchester and Nassau counties, New York as well as the other boroughs of New York City.

Back office banking operations are mostly conducted through its full service main office in Orange County located at 68 North Plank Road in Newburgh, New York. Newburgh is located along the Hudson River approximately sixty miles north of New York City and sixty miles south of Albany. Additionally, the Bank operates a second full service office in New Paltz, within the county of Ulster, approximately twenty miles northeast of its main office. Among other things, New Paltz is home to the State University of New York (SUNY) at New Paltz and Mohonk Mountain House, a five-star, world renowned resort. These cities and the surrounding areas are generally known as the Mid-Hudson Valley, which is located along New York State’s Hudson River and amidst its Catskill Mountains. The Newburgh-New Paltz area consists of many small towns that have experienced economic growth and social transformation. The area offers affordable housing; and therefore, people continue to relocate to the community.

In November of 2007, the Bank relocated its Staten Island office into a larger space and expanded its operations on Staten Island from a loan production office to open its third full service branch. The office in Staten Island is located approximately ninety miles south of the Bank’s Newburgh location. The borough of Staten Island is the least populated but third largest geographically of New York City’s boroughs. The island is comprised of numerous suburban-style residential neighborhoods and small businesses.

Deposit generation primarily stems from the areas surrounding our branch offices including, but not limited to, the Town of Newburgh, the Village of New Paltz and the borough of Staten Island. However, the Bank’s electronic remote deposit service (“remote capture”) allows customers to make deposits from their own business premises without visiting the Bank’s branch office allowing for deposit growth from the communities without full service branches. During the first quarter of 2008, the Bank closed its loan production office in Lynbrook, Nassau County, New York.

Competition

The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increase. The Bank faces substantial competition for both deposits and loans from inside and outside the market area, and all phases of the Bank’s business are highly competitive. The Bank faces direct competition from a significant number of financial institutions operating in its market areas, many with a statewide or regional presence, and in some cases, a national presence. Several branches of these financial institutions aggressively compete for the same local customer base. Most of these competitors are significantly larger than the Bank, and therefore have greater financial and marketing resources and lending limits than those of the Bank. Most of its competitors have been in business for a number of years with well established client bases. The Bank considers its major competition to be other commercial banks, savings and loan associations, savings banks and credit unions many of which are substantially larger than we are. Other larger competitors include mortgage brokers and financial services firms other than financial institutions such as investment and insurance companies as well as other institutional lenders. Increased competition within the Bank’s market areas may limit growth and profitability. Additionally, the fixed cost of regulatory compliance remains high for smaller community banks such as the Bank, as compared to their larger competitors that are able to achieve economies of scale.

Lending Activities

The Bank offers a variety of loan products, including commercial real estate loans secured by owner occupied commercial real estate, as well as mortgage loans secured by one- to-four family residences; loans secured by investment real estate owned by individuals who meet certain financial requirements; commercial revolving lines of credit and term loans; construction or development loans; home equity loans and lines of credit; multi-family real estate loans; and to a lesser extent consumer loans. Generally, we engage in secondary market sales of our fixed rate and adjustable rate residential mortgage originations. In the latter half of 2008, the Bank took advantage of wider market spreads by retaining in portfolio its mortgage originations. During the same period, we reduced our construction and development loan originations in light of the deteriorating economic conditions. At December 31, 2008, there were no loans held for sale on the Bank’s balance sheet.

During 2008, the Bank continued to experience lending growth trends. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, concentration of loans in our primary market areas may increase risk. Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial, residential, and multifamily real estate properties located in the Bank’s principal lending areas in the Mid Hudson Valley region of New York as well as the boroughs of Staten Island and Brooklyn in New York City. While these communities represent our principal markets, the Bank has made loans outside these areas where the nature and quality of such loans was consistent with the Bank’s lending policies. Local economic conditions have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans. The current economic crisis (including significant layoffs in the financial services industry within the greater New York metropolitan area) is adversely impacting local economic conditions and could negatively affect the financial results of the Bank’s operations. Additionally, the Bank has a significant amount of commercial real estate loans of which the majority is not occupied by the owner, so decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Bank’s earnings.

The interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors, the Bank’s relationship with the customer, and the related credit risks of the transaction. These factors are affected by general and economic conditions including, but not limited to, monetary policies of the federal government, including the Federal Reserve Board, legislative policies and governmental budgetary matters.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollars and percentages by type of loan including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred costs.

	At December 31, 2008		At December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held-for-sale:
One-to four-family	$—	—%	$350	0.1%

Real estate loans:
One-to four-family	21,397	22.5	1,913	2.7
Commercial	35,436	37.3	32,426	45.2
Multi-family	7,847	8.3	6,997	9.7
Construction or development	3,931	4.1	7,319	10.2
Home equity (1)	8,017	8.4	7,256	10.1
Total real estate loans	76,628	80.7	55,911	78.0

Other loans:
Commercial business (1)	17,138	18.0	14,335	20.0
Consumer	1,212	1.3	1,459	2.0
Total other loans	18,350	19.3	15,794	22.0

Total loans	94,978	100.0	71,705	100.0

Less:
Deferred loan costs (fees) net	512		364
Allowance for loan losses	(862)		(624)

Total loans receivable, net	$94,628		$71,445

(1) Includes lines of credit.

          Loan Maturity Schedule. The following table shows the remaining contractual maturity of our loans at December 31, 2008. Loans are shown as due based on their contractual terms to maturity. Demand loans, loans having no stated repayment schedule or contractual maturity and overdrafts, are reported as due in one year or less. Adjustable rate loans are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

Amounts (in thousands) due in:	One- to Four- Family & Home Equity Loans	Multi Family & Commercial Real Estate	Commercial Business	Construction or Development	Consumer	Total
	(In thousands)

One year or less	$—	$1,565	$8,268	$3,431	$572	$13,836
After one year through five years	337	3,098	4,282	—	72	7,789
After five years	29,077	38,620	4,588	500	568	73,353
Total loans	$29,414	$43,283	$17,138	$3,931	$1,212	$94,978

          The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After One Year
	Fixed	Adjustable	Total
	(In thousands)

One- to Four-Family & Home Equity Loans	$14,106	$15,308	$29,414
Multi-Family & Commercial Real Estate	9,463	32,255	41,718
Commercial Business	4,141	4,190	8,331
Construction or Development	0	500	500
Consumer	41	1,138	1,179

Total loans	$27,751	$53,391	$81,142

Loans are shown in the period based on final contractual maturity. The total amount of loans due after December 31, 2009 which have predetermined interest rates is $27.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $53.4 million. The Bank’s residential mortgage portfolio is underwritten to conventional secondary market guidelines and does not include any subprime loans.

The Bank is subject to limits on the amount we may lend to one borrower. At December 31, 2008, the regulatory limit on loans to one borrower was approximately $2.6 million, and the largest credit facility to one borrower was $1.5 million. This relationship consists of a $1.5 million line of credit to a large law firm which is secured by the firm’s receivables and backed by personal guarantees. At December 31, 2008, this obligation was performing in accordance with its repayment terms.

There are risks, including the risk of non-payment, associated with each type of loan that the Bank markets. All loan originations are subject to written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and, in the case of certain real estate secured loans, property valuations prepared by independent appraisers in accordance with the Bank’s appraisal policy. Underwriting guidelines, which may include analysis of significant factors such as credit reports, financial statements, tax returns, and confirmations, are designed primarily to determine the borrower’s ability to repay. The Bank’s lending policy places the responsibility on the employee processing an application to ensure that all required support documentation is obtained prior to the submission of the application to a loan officer for approval. In addition, the loan officer verifies that the application meets underwriting guidelines as approved by the Bank’s Board of Directors under its credit policy. Additionally, each application file is reviewed to assure its accuracy and completeness. A quality control process includes reviews by an independent third party of underwriting decisions, appraisals and documentation.

Generally, the Bank requires title insurance or abstracts on mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In certain instances, federal regulations or the Bank’s terms of the credit approval require flood insurance on the property collateralizing the loan.

The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral. Consumer loans also have risks associated with concentrations of loans in a single type of loan.

Largest loan concentrations by industry is the construction industry, followed by the real estate industry, and then the food accommodations industry. At December 31, 2008, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Commercial Real Estate and Multi-family Lending. Mixed-use properties as well as other income producing properties located in our market area secure our commercial real estate loans. Multi-family real estate loans are generally secured by rental properties that may include walk-up apartments. Management anticipates that the majority of commercial real estate and multi-family loans originated over the next few years will have balances of $1.0 million or less.

Commercial real estate and multi-family loans generally carry a maximum term of twenty five years with rates that adjust based on a specific index plus a margin. These loans are generally originated in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property, with a projected debt service coverage ratio of at least 120%. An independent appraiser approved by the Bank values the properties securing commercial real estate and multi-family loans, and subsequently management reviews all appraisals on multi-family or commercial real estate loans. In addition, underwriting procedures require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. When feasible, personal guarantees are obtained on these loans. For loans in excess of $250,000, an environmental study may be performed.

Set forth below is information regarding the types of commercial real estate and multi-family loans in our loan portfolio at December 31, 2008 and 2007.

	At December 31,
	2008		2007
Commercial Real Estate and Multi-Family Mortgage Types	Number of Loans	Balances (in thousands)	Number of Loans	Balances (in thousands)

Apartments	18	$7,848	16	$7,490
Offices	16	7,327	5	2,291
Warehouses	3	1,341	7	4,347
Restaurants	5	3,401	7	5,157
Mixed use	33	15,269	25	11,019
Other	16	8,097	19	9,119
Total	91	$43,283	79	$39,423

Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one- to four- family residences. This greater risk is due to several factors, including the generally larger loan amounts to borrowers that are typically dependant on the income generated by the project. In addition, such loans are vulnerable to adverse economic conditions, such as today’s economic crisis, which impact tenants’ ability to pay rent on a timely basis and thus impact the borrower’s ability to repay the loan. There can be no assurance regarding the amount of credit problems we experience in our commercial real estate and multi-family loans.

Commercial Business Lending. The Bank offers term loans and lines of credit to local businesses for working capital, machinery and equipment purchases, expansion and other business purposes. The terms of these loans generally do not exceed seven years while commercial lines of credit are generally reviewed annually. The interest rates on such loans are generally variable and indexed to the highest prime rate published in The Wall Street Journal plus or minus a margin although some loans are contracted under fixed rate agreements. Recently we have begun making floating rate loans with rate floors. At December 31, 2008 we had $16.3 million of commercial business loans outstanding, representing 18.0% of the total loan portfolio and an additional $7.0 million of funds committed, but undrawn, under commercial lines of credit.

The Bank’s commercial business lending policy requires credit file documentation, analysis of the borrower’s capacity to repay the loan, a review of the adequacy of the borrower’s capital and collateral, and an evaluation of conditions affecting the borrower. Analysis of the borrower’s present and future cash flows is also an important aspect of the current credit analysis.

Primary risks associated with commercial business loans are the cash flow of the business, the experience and quality of the borrower’s management, the business climate, and the impact of economic factors. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. For this reason and, particularly with respect to loans to builders, such loans may be negatively impacted by adverse changes in the economy, including today’s economic crisis. Further, the collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Set forth below is information regarding the types of commercial business loans in our loan portfolio at December 31, 2008 and 2007.

	At December 31,
	2008		2007
Commercial Business Loans	Number of Loans	(Dollars in thousands) Balances	Number of Loans	(Dollars in thousands) Balances

Builder lines of credit	8	$1,804	16	$4,489
Working capital	101	6,231	24	2,449
Real estate acquisition & Investment	16	5,386	15	3,581
Business acquisition	3	504	2	180
Equipment purchase	11	513	6	431
Attorney lines of credit	2	1,500	2	1,500
Other	7	1,200	16	1,705
Total	148	$17,138	81	$14,335

One- to Four-Family and Home Equity Residential Real Estate Lending. At December 31, 2008, we had $29.4 million, or 30.1% of our total loan portfolio, in loans secured by one- to four- family residential properties including $6.2 million in advances under home equity lines of credit, and $1.9 million in home equity loans. We offer both fixed rate and adjustable rate one-to four-family residential first mortgage loans. Our fixed-rate one- to four-family loans are underwritten in accordance with Fannie Mae and Freddie Mac guidelines and may be sold in the secondary market, servicing released, in order to minimize interest rate risk exposure. During 2008, we retained a greater percentage of our fixed-rate one- to four-family residential loans than in previous years as a part of our growth plan.

The interest rates on such loans are generally based on competitive factors. Adjustable rate one- to four-family loans are based on a specific index plus a margin and may be retained for portfolio purposes. Management believes that the conservatorship of Fannie Mae and Freddie Mac did not have, nor is expected to have, a material effect on the Company’s results of operations or financial position.

In underwriting one- to four-family residential real estate loans, we evaluate the borrower’s ability to make principal, interest and escrow payments, as well as the value of the property that will secure the loan and debt-to-income ratios. Currently the Bank originates residential mortgage loans for our own portfolio with loan-to-value ratios of up to 80% for owner-occupied homes and up to 70% for non-owner occupied homes. With private mortgage insurance to reduce our exposure to 80% or less, the Bank will originate residential mortgage loans for our own portfolio with loan-to-value ratios of up to 95% for owner-occupied homes. Originated residential mortgage loans that are immediately sold to the secondary market can have loan-to-value ratios of up to 100% for owner-occupied homes, and up to 85% for non-owner occupied homes. Residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Home equity lines of credit and home equity term loans are secured by a lien on the borrower’s residence and are generally limited to a maximum of $200,000. Bank credit policy requires the same underwriting standards for home equity lines and loans as are used for one- to four-family residential first mortgage loans held in for the Bank’s portfolio. However, because our home equity lines of credit tend to be originated at higher loan to values, and lower debt coverage ratios than our one-to four-family loans, they are generally considered to carry a higher degree of credit risk.

The interest rates for home equity lines of credit float at a stated margin above and below the highest prime rate published in The Wall Street Journal and are capped at 18.0% and a floor determined by the rate plus margin over the life of the loan. The Bank offers home equity lines of credit for terms of up to 30 years with interest only paid for the first ten years of the loan term. At December 31, 2008, we had $6.2 million of outstanding advances under home equity lines of credit and an additional $5.5 million of funds committed, but undrawn, under home equity lines of credit. Home equity term loans are made at fixed interest rates and are offered at terms up to 15 years generally with loan-to-value ratios of up to 75%. At December 31, 2008, our home equity loans totaled $1.9 million. Home equity term loans represent loans originated in the Bank’s geographic markets with loan to value ratios generally of 75% or less.

Loans secured by residential co-ops and condominiums located in our market area are offered on substantially the same terms as one- to four-family loans. At December 31, 2008, we had $ 519,000 in condominium and co-op loans.

Reflecting our conservative underwriting standards, we do not have any loans in our loan portfolio that are considered sub-prime.

Construction and Land Lending. Construction loans are originated to builders and individuals for the construction of both residential and commercial real estate properties. Construction loan agreements generally provide that loan proceeds are disbursed in increments, subsequent to the Bank’s review of the progress of the construction of the dwelling, as the project progresses. At December 31, 2008, the construction loan portfolio totaled $3.9 million, or 4.1% of the total loan portfolio, and an additional $1.1 million of funds committed but undrawn. At December 31, 2008, the Bank had one loan with a balance of $929,000 for construction of a residential condominium project and another loan for construction of office rentals or condominiums with an outstanding balance of $1,100,000.

A limited number of land development loans are originated primarily for the purpose of developing residential subdivisions. These loans to builders and developers are for the development of one- to four-family lots in our market area. Land loans are originated with adjustable rates of interest tied to the prime rate of interest with terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 50% on raw land and up to 75% on developed building lots based upon an independent appraisal. At December 31, 2008, our land development loan portfolio totaled $ 734,000, or 0.8% of the total loan portfolio, which was made for the purpose of developing residential lots.

Construction loans to builders of one- to four-family residences generally carry terms of up to two years with interest only payments required. The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 80%. When practical, the Bank seeks to obtain personal guarantees on such loans. We generally limit loans to builders for the construction of homes on speculation for sale to two homes per builder. At December 31, 2008, we had $449,000 of construction loans outstanding to builders of one- to four- family residences. This consisted of two separate loans, both of which were speculative construction and both of which were secured by real estate mortgages and backed by personal guarantees.

The Bank originates commercial real estate construction loans to experienced local developers only when there is a written take-out commitment from an acceptable financial institution or government agency, or when the Bank grants an internal commitment for permanent financing evidenced by a written document in the credit file. The maximum loan-to-value ratio on loans to builders for the construction of commercial real estate is 80%. At December 31, 2008, we had $218,000 of construction loans outstanding to builders of commercial real estate properties.

Construction loans to individuals for the construction of their residences convert to permanent residential mortgage loans at the end of the construction phase, which typically runs up to one year. Upon conversion to permanent mortgages, these loans have rates and terms comparable to those offered by the Bank on its one-to-four family residential mortgage loan products. During the construction phase the borrower pays interest only at a specified margin over the prime rate. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%. Takeouts for residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2008, the Bank had no construction loans outstanding to borrowers intending to occupy the premises upon completion of the construction.

Construction and land loans are obtained principally through referrals from management’s contacts in the business community as well as from existing and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current independent appraised value or the cost of land plus the building construction.

Pricing on construction and land development lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from permanent residential loans and to receive higher origination and other loan fees. In addition, construction and land loans are generally made with adjustable rates of interest or for relatively short terms. Nevertheless, construction and land lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions (including the current economic crisis and decline in real estate values) on development properties and on real estate developers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Finally, the risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value upon completion of construction, as compared to the estimated cost of construction, including interest, and upon the estimated time to sell or lease such properties. If the estimate of value proves to be inaccurate, or the length of time to sell or lease it is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. The Bank may be required to advance funds beyond the amount originally committed to allow completion of the project.

Consumer Lending. The Bank originates a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes. At December 31, 2008, consumer loans totaled $1.2 million, or 1.3% of total loans outstanding. Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower. Our consumer loans are made at fixed or variable interest rates, with terms of up to 5 years.

The underwriting standards employed for consumer loans include a determination of the applicant’s payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets. Collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances, including adverse personal circumstances caused by duress in the current economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Originations, Purchases and Sales of Loans

Loan applications are taken at each of our offices as well as through mortgage originators. Applications are processed and approved at our Loan Center, which is located in the corporate headquarters. We also employ commissioned loan originators and utilize outside mortgage brokers for lending business development. Total loan originations amounted to $47.8 million for the year ended December 31, 2008. While we originate a variety of business and personal loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Additionally, the local economy and the interest rate environment affect demand.

To reduce our vulnerability to changes in interest rates, we generally sell in the secondary market our fixed-rate residential mortgage originations in addition to certain current year originations of adjustable-rate loans. However during the latter half of 2008, the Bank took advantage of wider market spreads by holding its mortgage originations in portfolio. Residential mortgage sales amounted to $4.4 million for the year ended December 31, 2008. There were no loans held for sale on the Bank’s balance sheet at December 31, 2008.

The following table sets forth our loan originations, sales, repayments and other portfolio activity for the periods indicated.

	Years Ended December 31,
	2008	2007
	(In thousands)
Beginning unpaid principal balance	$71,795	$61,443

Loans Originated:
Real estate loans
One-to four-family	22,885	14,898
Commercial real estate	6,846	8,078
Construction	1,375	8,379
Home equity line of credit	2,716	3,902
Commercial line of credit	9,035	8,511
Commercial business loans	3,742	2,234
Consumer loans	1,187	2,674
Total loans originated	47,786	48,676
Loans Sold:
One-to four-family real estate loans	(4,367)	(14,174)
Participated to others	(1,434)	(2,862)
Principal repayments and paydowns:
Total principal repayments	(18,082)	(21,028)

Unpaid principal balance at end of period	94,978	72,055
Less:
Net deferred loan costs	512	364
Allowance for loan leases	(862)	(624)
Net loans at end of period	$94,628	$71,795

Asset Quality

Delinquency Procedures. When a borrower fails to make a required payment on a loan, attempts to cure the delinquency are first made by contacting the borrower. Late notices will be sent when a payment is more than sixteen days past due, and a late charge will generally be assessed at that time. Additional written and verbal contacts may be made with the borrower between thirty and ninety days after the due date. If the loan is contractually delinquent over sixty days, a thirty day demand letter is sent to the borrower and, after the loan is contractually delinquent over ninety days, appropriate action begins to foreclose on the property. If foreclosed, the property will be sold at auction and may be purchased by the Bank. Delinquent consumer loans are generally handled in a similar manner. Procedures for repossession and sale of consumer collateral are subject to various requirements under New York consumer protection laws.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure will be classified as other real estate owned until it is sold. When property is acquired or expected to be acquired by foreclosure or deed in lieu of foreclosure, it will be recorded at estimated fair value less the estimated cost of disposition, with the resulting write-down charged to the allowance for loan losses. After acquisition, all costs incurred in maintaining the property will be expensed. Costs relating to the development and improvement of the property, however, will be capitalized.

Non-Performing Assets.

Regulations require that the Company classify its own assets on a regular basis and establish prudent valuation allowances based on such classifications. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. On the basis of management’s review, at December 31, 2008, the Bank had $ 994,018 in assets classified as substandard. There were no assets classified as doubtful or loss.

At December 31, 2008, there were five loans totaling $749,000 that were delinquent past sixty days. Two of these loans totaling $249,000 are secured by both a first and second real estate mortgage on commercial parking lot property located in Staten Island. Foreclosure proceedings were started on both loans, and the expected foreclosure date is not expected until 2010. The Bank recently collateralized a third loan with a principal balance of $500,000 that was originally unsecured, with a second mortgage on a sub-division project located in Rockland County. The Bank is attempting to work out suitable repayment arrangements. One of the remaining two loans is secured by a security agreement pledging the corporate borrower’s assets, and the other loan is unsecured with a principal balance of approximately $11,000. At December 31, 2007 the Bank had one nonaccrual loan in the amount of $183,000.

Loans are reviewed monthly and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2008 and 2007, the Bank did not have any troubled debt restructurings or foreclosed assets acquired in settlement of loans, as defined by Statement of Accounting Financial Standard (SFAS) No. 114, acquired in settlement of loans. Attributed to the current downturn in the economic climate, the Bank has some evidence of an increase in non-performing assets. The largest non-performing loan, totaling approximately $499,500, was an unsecured line of credit at origination. Since that time the line has been secured with a second mortgage lien on a subdivision in Rockland County, New York. The property has been recently reappraised, and considering all financing the combined loan to value is approximately 68%.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated.

	At December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$—	$—
Commercial	250	—
Multi-family	—	—
Construction or development	499	183
Home equity	—	—
Total real estate loans	749	183

Other loans:
Commercial business	—	—
Consumer	—	—
Total other loans	—	—

Foreclosed assets, net	—	—
Total nonaccrual non-performing assets	$749	$183

Ratios:
Non-performing loans to total loans	0.79%	0.25%
Non-performing loans to total assets	0.52%	0.19%
Non-performing assets to total assets	0.52%	0.19%

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency (“OCC”) and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2008, we had classified the following assets:

	One- to Four- Family	Multi- Family	Commercial Real Estate	Land	Consumer	Commercial Business	Total
	(In thousands)

Sub-Standard	—	—	$149	—	—	$845	$994
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	—	—	$149	—	—	$845	$994

Our classified assets consist of (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are believed to be consistent with those of the OCC. Certain classified assets are still accruing interest income at December 31, 2008. The largest of these loans, totaling approximately $149,000, has an established interest reserve escrow balance. Two of the remaining loans were under ninety days delinquent, and the last loan was paid in full during the first quarter of 2009.

Allowance for Loan Losses. The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank’s earnings could decrease.

The allowance for loan losses consists of amounts specifically allocated to non-performing loans and potential problem loans as well as allowances determined for each major loan category. Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or “pool” basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data.

Management’s evaluation of the adequacy of the allowance, which is subject to periodic review by the OCC (and since our March 2009 charter conversion, by the New York Banking Department), takes into consideration such factors as the historical loan loss experience, peer group ratios, known and inherent risks in the portfolio, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, estimated value of underlying collateral, and current economic conditions that may affect borrowers’ ability to pay. Due to our brief period of operations, peer group information is the primary determinant. Other factors as discussed above will become more prominent in the methodology as we develop a history of experience. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the estimates made in making the final determination.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	(Dollars in Thousands)
	2008	2007
Balance at beginning of year	$624	$581
Charge-offs
Real estate mortgage loans	—	—
Commercial loans and lines of credit	—	—
Home equity and consumer loans	7	—
Construction loans	—	—
Total charge-offs	7	—

Recoveries
Real estate mortgage loans	—	—
Commercial loans and lines of credit	—	—
Home equity and consumer loans	1	—
Construction loans	—	—
Total recoveries	1	—

Provision for losses	244	43
Balance at end of period	$862	$624

Ratio of net charge-offs to average total loans	0.01%	0.00%
Ratio of allowance for loan losses to total loans	0.83%	0.95%

The following table sets forth the breakdown of the allowance for loan losses by loan category at December 31, 2008 and December 31, 2007, excluding $350,000 of one- to four-family loans held for sale at December 31, 2007. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2008			2007
	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans
	(Dollars in thousands)

Allowance allocated to:
Residential and commercial mortgages	$456	$64,680	68.1%	$313	$41,336	57.6%
Commercial business loans	327	17,138	18.0	185	14,335	20.0
Home equity line of credit loans	51	8,017	8.5	34	7,256	10.1
Other loans	19	5,143	5.4	13	8,778	12.2
Unallocated	9	—	—	79	—	—
Total allowance	$862	$94,978	100.0%	$624	$71,705	100.0%

Environmental Issues

The Bank encounters certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks may also exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. To control our environmental risk, if we determine that the investigation of property securing a commercial mortgage loan is warranted, we will require an environmental assessment by an approved engineer as part of the underwriting review.

As of December 31, 2008, we were unaware of any environmental issues with respect to any of our mortgage loans that would subject us to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in our portfolio.

Investment Activities

General. The Bank’s investment policy is to invest funds among categories of investments and maturities based upon our asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into three categories: trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are classified as available for sale. Available for sale securities are reported at fair value with unrealized gains and losses included in a separate component of stockholders’ equity. At December 31, we had no securities classified as trading. At December 31, 2008, $5.2 million, or 18.1%, of the investment portfolio was classified as available for sale. The remaining $23.5 million, or 81.9%, of the investment portfolio was classified as held-to-maturity. The held-to-maturity classification included $19.5 million of mortgage-backed securities and $4.1 million of U.S. Government agencies. There were no investment securities of a single issuer which exceeded 10% of our stockholders’ equity, other than U.S. Government or federal agency obligations.

Mortgage-backed securities in our investment portfolio are either expressly guaranteed by the United States federal government as in the case of Ginnie Mae securities, or hold the implied guarantee of the United States government as in the case of substantially all of the remaining mortgage backed securities held in our portfolio.

In addition to mortgage-backed securities, we also invest in other high-quality securities such as United States agency obligations with various maturities. See Note 2 of the Notes to Financial Statements for additional information regarding our securities portfolio.

We have also invested in a limited number of trust preferred securities totaling $1.3 million at year end issued by other financial institutions. Management believes that these investment securities remain within the Bank’s investment policy guidelines.

All national banks are required to be members of the Federal Reserve System (“FRB”) and to purchase stock in the FRB within the Federal Reserve district in which the national bank is located. In accordance with this requirement, at December 31, 2008, we owned 5,970 shares totaling $298,500 in common stock of the Federal Reserve Bank of New York.

We are also a member of the Federal Home Loan Bank of New York (“FHLB-NY”). A condition of membership requires that the Bank purchase capital stock in the FHLB-NY. Pursuant to this requirement, at December 31, 2008, we owned 5,486 shares totaling $527,700 in capital stock of the FHLB-NY.

The following table sets forth the amortized cost and fair value of our securities, by accounting classification category and by type of security, at the dates indicated. At December 31, 2007, we had no securities classified as held-to-maturity.

	At December 31,
	2008
	Amortized Cost	Fair Value
	(In thousands)

Investment securities held to maturity:
U.S. Government agencies	$4,070	$4,111
Mortgage-backed securities	19,459	20,055

Total investment securities	$23,529	$24,166

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Investment securities available for sale:
U.S. Government agencies	$2,079	$2,095	$5,358	$5,377
Mortgage-backed securities	1,807	1,759	1,672	1,660
Bank Trust Preferred Securities	1,302	1,120	—	—
Subtotal	5,188	4,974	7,030	7,037
FRB stock	299	299	324	324
FHLB stock	528	528	89	89
Total investment securities and restricted stock	$6,015	$5,801	$7,443	$7,450

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yield and stated maturity of our securities at the dates indicated. The entire amortized cost and fair value of such securities are included in the maturity period that reflects the final security payment date. Accordingly, no effects are given to periodic repayments or possible prepayments. At December 31, 2007, there were no securities classified as held to maturity.

Held to Maturity

	2008
	Amortized Cost	Fair Value	Weighted Average Yield

U.S. Government Agencies:
Due less than one year	$—	$—	—
One year to less than three years	2,570	2,606	3.20
Three years to less than five years	1,500	1,505	3.83
Five years to ten years	—	—	—
More than ten years	—	—	—
Total	$4,070	$4,111	3.43%

Mortgage-backed securities:
Due less than one year	$—	$—	—%
One year to less than five years	—	—	—%
Five years to less than ten years	2,791	2,886	4.72
Due After 10 years	16,668	17,169	5.20
Total	19,459	20,055	5.13%

Total Held to Maturity Investment Securities	$23,529	$24,166	4.84%

	At December 31,
Available for Sale	2008			2007
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. Government Agencies:
Due less than one year	$—	$—	—	$—	$—	—
One year to less than three years	—	—	—	499	502	5.16
Three years to less than five years	—	—	—	1,000	997	5.00
Five years to ten years	—	—	—	1,700	1,708	6.00
More than ten years	2,079	2,095	5.77	2,159	2,170	6.01
Total	$2,079	$2,095	5.77%	$5,358	$5,377	5.74%

Mortgage-backed securities:
Due less than one year	$—	$—	—%	$—	$—	—%

One year to less than five years	571	581	4.44	—	—	—
Five years to less than ten years	—	—	—	—	—	—
Due After 10 years	1,226	1,178	4.42	1,672	1,660	4.04
Total	$1,807	$1,759	4.43%	$1,672	$1,660	4.04%

Bank Trust Preferred Securities:
Due less than one year	—	—	—	—	—	—
One year to less than five years	—	—	—	—	—	—
Five years to less than ten years	—	—	—	—	—	—
Due After 10 years	1,302	1,120	7.96	—	—	—
Total	$1,302	1,120	7.96%	—	—	—
Total Available for Sale Investment Securities	$5,188	$4,974	5.85%	$7,030	$7,037	5.34%

Sources of Funds

Deposits and Borrowings

General. The Bank’s primary sources of funds are deposits although funds are also derived from loan and investment securities principal repayments and maturities, interest earned on loans and securities, lines of credit with other financial institutions including the Federal Home Loan Bank and other funds provided from operations.

Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms which vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. We rely primarily on competitive pricing policies, marketing and quality customer service to attract and retain these deposits. The variety of deposit accounts offered allows the Bank to effectively compete to obtain funds and to respond with flexibility to changes in consumer demand. Pricing of deposits is managed in keeping with asset and liability objectives, taking into account both profitability and growth.

The following table sets forth the distribution of deposit accounts and the related weighted average rates at the dates indicated.

	At December 31,
	2008			2007
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Demand deposit accounts	12,840	10.3%	—%	$7,249	8.8%	—%
NOW accounts	2,308	1.9	0.70	1,711	2.1	2.09
Money market accounts	28,309	22.7	2.73	39,776	48.3	4.20
Regular savings accounts	12,136	9.7	2.15	10,132	12.3	3.49
Certificate of deposit accounts	69,169	55.4	3.93	23,474	28.5	5.01
Total	$124,762	100.0%	3.02%	$82,342	100.0%	3.93%

The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of certificate of deposit accounts outstanding at December 31, 2008 and December 31, 2007.

	Period to Maturity At December 31, 2008
	Less than One Year	One to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)

2.01% to 3.00%	$3,505	$—	$—	$3,505	5.1%
3.01% to 4.00%	27,538	3,391	322	31,251	45.2
4.01% to 5.00%	12,154	16,517	307	28,978	41.9
5.01% and above	1,603	3,113	719	5,435	7.8

Total	$44,800	$23,021	$1,348	$69,169	100.0%

	At December 31, 2007

4.00% and below	$1,011	$5	$—	$1,016	4.3%
4.01% to 5.00%	6,374	608	438	7,420	31.6
5.01% and above	9,924	2,751	2,363	15,038	64.1

Total	$17,309	$3,364	$2,801	$23,474	100.0%

The following table sets forth the maturity distribution and related weighted average interest rates for certificates of deposit at December 31, 2008:

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Within three months	$13,075	3.80%	$9,249	3.85%	$22,324	3.82%
After three but within six months	7,154	3.40	5,688	3.35	12,842	3.38
After six but within 12 months	6,038	4.22	3,596	3.95	9,634	4.12
Total within one year	26,267	3.79	18,533	3.72	44,800	3.76

After one but within two years	3,849	4.53	1,598	4.10	5,447	4.40
After two but within three years	10,258	4.12	7,316	4.00	17,574	4.16
After three but within five years	1,148	4.80	200	4.63	1,348	4.77

Total	$41,522	3.97%	$27,647	3.88%	$69,169	3.93%

Borrowings. We have borrowings for approximately $10.1 million. Bank borrowings, including Federal Funds purchased lines of credit, outstanding balances on correspondent bank lines of credit and FHLB advances, increased $9.4 million to $9.5 million at December 31, 2008 from the prior year-end. The Company had an outstanding balance of $615,000 and $89,000 drawn against its committed credit facility with its correspondent bank, Atlantic Central Bankers Bank at December 31, 2008 and 2007, respectively. Separately, the Bank has additional unused credit lines of $5.0 million, also with our correspondent bank, Atlantic Central Bankers Bank.

Employees

At December 31, 2008, the Bank had 36 full-time equivalent employees as compared to 35 at December 31, 2007. Employees are not represented by a collective bargaining unit, and the Bank’s relationship with its employees is considered to be good.

REGULATION AND SUPERVISION

General. Effective March 9, 2009, the Bank converted to a New York State commercial bank charter, and as such, is regulated by the New York Banking Department (the “Department”) and the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank of New York, and is also a member of the Federal Reserve System.

This regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves.

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “Temporary Liquidity Guarantee Program.”

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC has issued an interim rule that would impose a special 20 basis points assessment on deposits as of June 30, 2009, which would be paid on September 30, 2009. There is a proposal to reduce the special assessment from 20 basis points to 10 basis points if Congress increases the FDIC’s borrowing capacity from the Department of Treasury. This special assessment would total approximately $250,000 (20 basis points) or $125,000 (10 basis points) based on our deposits as of December 31, 2008.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank determined to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank is participating in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company elected to submit an application to participate in the CPP.

Bank Holding Company Regulation. ES Bancshares, Inc., as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA applicable to bank holding companies. The Company is required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board.

Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive enforcement authority over the institutions that they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound banking practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions. Any change in laws and regulations, whether by the Department, the OCC, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders. Additional information on regulatory requirements is set forth in Note 11 to the Consolidated Financial Statements.

The Company files certain reports with the Securities and Exchange Commission (“SEC”) under the federal securities laws. The Company’s operations are also subject to extensive regulation by other federal, state and local governmental authorities and it is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Management believes that the Company is in substantial compliance, in all material respects, with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or prospects.

Loans to One Borrower. Federal law and regulation limit the amount that the Bank may lend to any one borrower to 15% of the Bank’s capital and surplus plus an additional 10% of the Bank’s capital and surplus if such additional amount is fully secured by readily marketable collateral. At December 31, 2008, the Bank’s regulatory limit on loans to one borrower was $2.6 million. At that date, we were in compliance with our legal lending limit.

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

To be considered “adequately capitalized,” a bank must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of a least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of a least 8 percent. To be categorized as “well capitalized,” a bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. At December 31, 2008, we met the definition of “well capitalized” under the regulatory framework for prompt corrective action.

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

Payment of Dividends. During 2008, the OCC regulated the amount of dividends the Bank can pay the Company. All dividends must be paid out of undivided profits and cannot be paid out from capital. In general, if all OCC capital requirements are satisfied both before and after a dividend payment, a dividend may be paid, in any year, equal to the current year’s net income plus retained net income for the preceding two years that is still available for dividend. A dividend may not be declared if the Bank is considered “undercapitalized” under OCC regulations.

Federal Securities Law. The stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, reporting, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act as administered and enforced by the OCC.

The registration under the Securities Act of 1933 of shares of the common stock in a stock offering does not cover the resale of the shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Federal Reserve Bank

As a member of the Federal Reserve Bank (“FRB”) system, the Bank is required to maintain a minimum investment in FRB stock. Any excess may be redeemed by the Bank or called by the FRB at par. At its discretion, the FRB may declare dividends on this stock. The Bank had $298,500 and $324,000 invested in FRB stock at December 31, 2008 and December 31, 2007, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time accounts. Since these reserves are maintained as vault cash or other non-interest bearing accounts, they have the effect of reducing a bank’s earnings. At December 31, 2008, we were in compliance with these reserve requirements.

USA PATRIOT Act. The USA PATRIOT Act, signed into law in 2001, gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money-laundering activities in whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

We incurred additional expense in 2008 in order to comply with the provisions of the Act and the regulations that have been promulgated to implement the Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

Item 1A.	Risk Factors

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The United States Economy Is In A Deep Recession. A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Could Materially Affect our Business and Financial Results.

The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009. Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased (and may continue to increase), and a special assessment has been implemented, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Recent Negative Developments in the Financial Services Industry and the Credit Markets May Subject Us to Additional Regulation.

As a result of the recent financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC has issued an interim rule that would impose a special 20 basis points assessment on deposits as of June 30, 2009, which would be paid on September 30, 2009. There is a proposal to reduce the special assessment from 20 basis points to 10 basis points if Congress increases the FDIC’s borrowing capacity from the Department of Treasury. This special assessment would total approximately $250,000 (20 basis points) or $125,000 (10 basis points) based on our deposits as of December 31, 2008.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Expose Us to Increased Lending Risks.

At December 31, 2008, $47.1 million, or 49.7% of our loan portfolio, consisted of commercial real estate loans, including construction and development loans. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including one-to four-family real estate loans, which totaled $21.4 million, or 22.5% of our total loan portfolio, at December 31, 2008. In addition, at December 31, 2008, $17.1 million, or 18.0% of our loan portfolio, consisted of commercial business loans.

Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial real estate and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business, respectively, to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender (including today’s economic crisis) could affect the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. See “Business—Lending Activities.”

An Inadequate Allowance for Loan Losses Would Negatively Affect Our Results of Operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover probable loan losses inherent in our portfolio.

The Need to Account for Assets at Market Prices May Adversely Affect Our Results of Operations.

We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.

We evaluate our investment securities for other-than-temporary impairment (OTTI) as required by SFAS 115. When a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings and the investment is recorded at fair value. In determining whether or not OTTI exists management considers several factors, including but not limited to, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, adverse changes to projected cash flows, credit rating downgrades, and our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in our market area. The local economic conditions in our market area have a significant impact on our loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy also may have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Future Changes in Interest Rates Could Reduce Our Profits

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

●	the interest income we earn on our interest-earning assets, such as loans and securities; and

●	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

Our liabilities generally have shorter maturities than our assets. This imbalance can create significant earnings volatility as market interest rates change. In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income. In periods of declining interest rates, our interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities. In addition, when long-term interest rates are not significantly higher than short-term rates thus creating a “flat” yield curve, the Company’s interest rate spread will decrease thus reducing net interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2008, the fair value of our securities classified as available for sale totalled $5.0 million. Unrealized net losses on available-for-sale securities totalled $215,000 at December 31, 2008 and are reported, net of tax, as a separate component of shareholder’s equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity. Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

If Our Investment in The Federal Home Loan Bank Of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank common stock as of December 31, 2008 was $528,000 based on its par value. There is no market for our Federal Home Loan Bank common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of New York, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of New York common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

Certain Federal Home Loan Banks stopped paying dividends in 2008, and are prohibited from paying dividends in the future so long as they fail to meet any of their regulatory capital requirements. We received dividends of $16,000 on our Federal Home Loan Bank of New York stock in 2008. The failure of the Federal Home Loan Bank to pay dividends in the future will cause our earnings and stockholders’ equity to decrease. We do not accrue dividends until declared.

Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit a lender’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. Should such legislation be implemented, Empire State Bank could be directly impacted for those loans held directly within the portfolio. Such legislation could also have a major impact on loans held within the structure of mortgage-backed securities and thus indirectly impact us by decreasing the value of securities held in the investment portfolio.

A Breach of Information Security Could Negatively Affect Our Earnings.

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

We Are Subject to Extensive Regulatory Oversight

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

Although the Bank is Well Capitalized, it is Possible That the Bank Could Be Required to Maintain Higher Levels of Capital as a Result of Our Commercial Real Estate Concentration, Which Could Require Us to Obtain Additional Capital, and May Adversely Affect Shareholder Returns.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Bank, like many community banks, has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

          The following table sets forth information concerning our properties at December 31, 2008. Our premises had an aggregate net book value of approximately $488,000 at that date.

	Year		Net Book Value at December 31, 2008
Location	Acquired/Leased	Owned or Leased
	(Dollars in thousands)

Corporate Headquarters And Main Office:

68 North Plank Road	2004	Leased	$220
Newburgh, New York 12550

Branch Offices:

257 Main Street	2004	Leased	$74
New Paltz, New York 12561

1361 North Railroad Avenue	2007	Leased	$154
Staten Island, NY 10306

Item 3.	Legal Proceedings

          From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The Common Stock of ES Bancshares, Inc., is traded on the OTCBB market under the symbol “ESBS.” At December 31, 2008 the common stock was held by approximately 627 shareholders of record. The following table shows the range of high and low market prices for our stock for the quarters indicated. There were no dividends declared or paid in any quarter. The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2008	High	Low	Cash Dividends Declared

Fourth quarter	$6.00	$3.75	$—
Third quarter	6.00	5.00	—
Second quarter	7.00	5.50	—
First quarter	7.75	6.80	—

Year ended December 31, 2007	High	Low	Cash Dividends Declared

Fourth quarter	$8.25	$6.50	$—
Third quarter	9.00	7.25	—
Second quarter	9.25	7.85	—
First quarter	9.50	8.00	—

(b)	Not applicable.

(c)	Not applicable

Item 6.	Selected Financial Data

This item is not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company. All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “estimate,” “project,” “predict,” “expect,” “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including: statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; estimates of our risks and future costs and benefits; our ability to manage the risk in our loan portfolio; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including real estate values); whether we are accepted into the U.S. Treasury’s Capital Purchase Program and whether we determine to participate in such program; our ability to grow our new Staten Island office; legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; the effect of a dramatically slowing economy on our lending portfolio including our commercial real estate and business loans; the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans including TARP; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and changes in our organization, compensation and benefit plans.

The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by applicable cautionary statements.

General

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowed funds, as well as the level of its provisions for loan losses. Results of operations are also affected by non-interest income and expense, and the provision for loan losses. Non-interest income consists primarily of service charges, gains on sale of assets, and other fees. Non-interest expense consists primarily of employee compensation and benefits, occupancy expenses, data processing fees, deposit insurance premiums, certain losses on assets and other operating expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

The following table sets forth average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs, and certain other information for the years ended December 31, 2008 and 2007, respectively. The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown. Substantially all average balances were computed based on daily balances. The yields include deferred fees and discounts, which are considered yield adjustments, and purchase discounts and premiums that are amortized or accreted to interest income. No tax-equivalent adjustments were made.

	Year Ended December 31,			Year Ended December 31,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Loans receivable (1)	$82,413	$5,167	6.27%	$69,470	$5,078	7.31%
Investment Securities (2)	21,373	1,070	5.01%	7,970	398	5.00%
Fed funds sold	6,522	131	2.02%	8,585	444	5.17%
Certificates of deposit	6,117	221	3.61%	5,951	320	5.39%
FRB & FHLB stock	721	37	5.13%	446	24	5.38%
Other investments	53	1	1.88%
Total interest-earning assets	117,199	6,627	5.65%	92,422	6,264	6.78%
Cash and due from banks	3,279			2,130
Allowance for loan losses	(683)			(604)
Non-interest-earning assets	2,099			1,852
Total assets	$121,894			$95,800

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$2,327	28	1.21%	$1,337	17	1.25%
Money market accounts	30,049	766	2.55%	46,446	2,245	4.83%
Regular savings accounts (3)	12,845	320	2.49%	7,799	276	3.55%
Certificates of deposit	47,963	1,925	4.01%	20,445	1,024	5.01%
Total interest-bearing deposits	93,184	3,039	3.26%	76,027	3,562	4.69%
Borrowings	7,199	239	3.33%	72	6	8.13%
Total interest-bearing liabilities	100,383	3,278	3.27%	76,099	3,568	4.69%
Non-interest-bearing liabilities	11,651			8,680
Total liabilities	112,034			84,779
Stockholders’ equity	9,860			11,021
Total liabilities and stockholders’ equity	$121,894			$95,800
Net interest income		$3,349			$2,696
Average interest rate spread (4)			2.39%			2.09%
Net interest margin (5)			2.86%			2.92%
Net interest-earning assets (6)	$16,816			$16,323
Ratio of average interest-earning assets to average interest-bearing liabilities			116.75%			121.45%

(1)	Balances are net of deferred loan costs and include loans held for sale.
(2)	Average balances represent amortized cost.
(3)	Includes mortgage escrow accounts
(4)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

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

	Years Ended December 31, 2008 vs. 2007			Years Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)			(In thousands)
Interest-earning assets:
Loans receivable	$(857)	$946	$89	$126	$1,377	$1,503
Fed funds sold	(206)	(106)	(312)	16	(56)	(40)
Certificates of deposit	(108)	9	(99)	9	146	155
FRB & FHLB stock	(4)	15	11	—	2	2
Investment securities	2	670	672	34	(42)	(8)
Other investments	—	2	2	—	—	—

Total interest-earning assets	(1,173)	1,536	363	185	1,427	1,612

Interest-bearing liabilities:
NOW accounts	(1)	12	11	13	1	14
Money market accounts	(685)	(794)	(1,479)	38	629	667
Regular savings accounts	(136)	180	44	52	114	166
Certificates of deposit	(481)	1,382	901	53	155	208

Total interest-bearing deposits	(1,303)	780	(523)	156	899	1,055

Borrowings	(347)	579	232	—	5	5

Total interest-bearing liabilities	(1,650)	1,359	(291)	156	904	1,060

Net change in interest income	$477	$177	$654	$29	$523	$552

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets. Total assets at December 31, 2008 increased $51.4 million, or 54.7%, to $145.3 million from $93.9 million at December 31, 2007. The increase in assets was primarily attributable to a $21.5 million increase in total securities, a $23.1 million increase in total loans receivable, net, and a $10.4 million increase in total cash and due from banks, partially offset by a $4.7 million decrease in federal funds sold. These increases in assets were primarily funded by increased interest bearing deposits of $36.8 million, or 49.0%, over the prior year end. Additionally, during the second quarter of 2008 the Bank borrowed approximately $10.0 million using wholesale funding. These decisions were based on a strategy for accelerated growth of the balance sheet. We believe that growing our earnings base is a key factor in improving our results of operations. Over the past year, the US Treasury yield curve trended from flat or inverted to an upward slope providing us with the opportunity to improve our net interest margin. Furthermore, cutbacks in lending by our competitors during the latter half of 2008 allowed us to expand our lending activities while maintaining high underwriting standards. Finally, the opening of our full service Staten Island office in November 2007 has provided us with an improved platform to conduct banking operations in that market.

Net loans. Net loans increased $23.2 million, or 32.4%, to $94.6 million at December 31, 2008 from $71.4 million at December 31, 2007. The increase in net loans was primarily attributable to the $20.7 million, or 37.1% increase in commercial and residential real estate mortgage loans, which increased from $55.9 million at December 31, 2007 to $76.6 million at December 31, 2008. The $20.7 million net increase included $19.5 million in primarily fixed rate one-to-four family residential real estate loans and $3.0 million in commercial real estate loans. Commercial loans and commercial lines of credit increased $2.8 million, or 19.6%, from $14.3 million at December 31, 2007 to $17.1 million at December 31, 2008, and home equity and consumer loans increased $1.0 million, or 11.6%, from $8.7 million at December 31, 2007 to $9.2 million at December 31, 2008. While the increases in fixed loans has exposed the Company to additional interest rate risk, management has analyzed this risk and believes that the growth in the balance sheet is justified in light of the Company’s conservative underwriting philosophy and when weighed against the potential to increase its earnings due to the additional interest rate spread. In 2008 the above increases were partially offset by a decrease in construction or development loans of $3.4 million, or 46.5%, from $7.3 million to $3.9 million. At December 31, 2008 there were three nonaccrual loans at a total value of $749,000. The Bank did not have any troubled debt restructurings which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates or foreclosed assets acquired in settlement of loans, at and for the year ending December 31, 2008.

Total securities. Total securities at December 31, 2008 increased $21.5 million, or 305.0%, to $28.5 million from $7.0 million at December 31, 2007. Securities available for sale decreased by $2.1 million, or 29.3%, primarily as the result of prepayments on its Ginnie Mae mortgage-backed securities portfolio coupled with calls of relatively higher-yielding government sponsored agency notes that were called as a result of the recent decline in interest rates. Securities held to maturity increased by $23.5 million, net, as the Bank invested approximately $18.3 million of its excess deposits and borrowed funds from the Federal Home Loan Bank of New York into Fannie Mae and Freddie Mac pass through mortgage-backed securities and $4.7 million into government sponsored agency notes, which included $1.0 million in Fannie Mae notes and $3.7 million in Federal Home Loan Bank notes. Both the loan and securities increases reflect our growth strategy. We hope to replace some of our securities with loans in the future depending on market conditions.

Certificates of deposit at other financial institutions. Certificates of deposit at other financial institutions increased $834,000, or 14.4%, to $6.6 million at December 31, 2008 from $5.8 million at December 31, 2007. All certificates have terms of twelve months or less. In addition, all of our certificates at December 31, 2008 were in amounts of $100,000 or less.

Cash and cash equivalents. Cash and cash equivalents at December 31, 2008 increased $5.7 million, or 84.5%, to $12.5 million from $6.8 million at December 31, 2007, as management determined to ensure that sufficient liquidity was readily available to meet the Company’s immediate funding needs.

Federal Home Loan Bank stock. As a result of its utilization of secured advances from the Federal Home Loan Bank of New York, the Bank increased its investment in Federal Home Loan Bank of New York capital stock from $89,000 at December 31, 2007 to $528,000 at December 31, 2008.

Deposits. Interest bearing deposits grew $36.8 million, or 49.0%, to $111.9 million at December 31, 2008 from $75.1 million at December 31, 2007. The net growth over the year consisted of a $45.7 million increase in certificates of deposit, a $2.0 million increase in savings accounts and a $0.6 million increase in NOW accounts, partially offset by an $11.5 million decrease in money market accounts. During 2008 non-interest bearing accounts increased $5.6 million, or 77.1%, from $7.3 million to $12.8 million. The increases in our various deposit categories reflect our ability to attract and service new deposit relationships in order to support the increases to our total assets. The decline in money market accounts followed decreases in the interest rate offered on that type of deposit, and depositors elected to transfer balances into higher-yielding certificates of deposit. A significant contributing factor to the increase in total deposits was the opening of the Bank’s third full service branch office in Staten Island, New York in November 2007. As of December 31, 2008, 27% of the Bank’s total deposits were attributable to this new branch. Brokered deposits totaled $4.0 million at December 31, 2008 versus $3.8 million at December 31, 2007.

Borrowings. Borrowings increased from $89,000 at December 31, 2007 to $10.1 million at December 31, 2008 primarily as a result of our borrowing $10.0 million from the Federal Home Loan Bank of New York in five-year amortizing and structured advances to purchase mortgage-backed securities. At December 31, 2008, the weighted average term to maturity of our borrowings was approximately 3.8 years.

Stockholders’ equity. Stockholders’ equity decreased by $1.2 million to $9.2 million at December 31, 2008 from $10.4 million at December 31, 2007. The decrease was primarily attributable to a net loss for the year of $1.9 million and a $222,000 increase in net unrealized loss in market value of securities available-for-sale, partially offset by a combined $993,000 in capital stock and additional paid in capital from warrant holders who exercised their warrants during the year. The ratio of stockholders’ equity to total assets decreased to 6.3% at December 31, 2008 from 11.1% at December 31, 2007. Book value per share decreased to $5.26 at December 31, 2008 from $6.03 at December 31, 2007. See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

During 2008 we reduced the exercise price of our two classes of warrants in an effort to raise additional capital to support our operations and growth plans. See Note 9 of the Notes to our Consolidated Financial Statements. In addition, the Company applied to the United State Treasury (“UST”) to participate in its Capital Purchase Program through the issuance of preferred stock and warrants to the UST. If our application is approved by UST, we expect to receive up to $2.88 million in capital from the UST and will use the capital infusion to support our growth plans. While we will focus our efforts on prudently growing the loan portfolio and generating deposits in our markets, the Bank may also choose to invest a portion of the funds in securities. The Bank may also choose to use the additional capital to leverage the balance sheet using wholesale borrowings within our asset/liability management strategies and policy guidelines.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

General. For the year ended December 31, 2008, the Company recognized a net loss of $1.9 million, or ($1.09) per diluted share, as compared to a net loss of $708,000, or ($0.41) per diluted share, for the year ended December 31, 2007. The $1.2 million increase in net loss was primarily the result of the $900,000 loss recognized on the loss of uninsured principal that had been on deposit at the failed Silver State Bank in Henderson, Nevada, together with the increased operating expenses that resulted from the opening of the Company’s third full service branch banking office in November 2007.

Interest Income. Interest income for the year ended December 31, 2008 totaled $6.6 million, an increase of $363,000 from $6.3 million for the year ended December 31, 2007. The amount of interest income earned resulted from an increase in average interest-earning assets to $117.2 million for the year ended December 31, 2008 from $92.4 million for the year ended December 31, 2007, offset by a decrease in the average annual yield on interest earning assets from 6.78% to 5.65% year over year as a result of new originations at lower rates, refinancings, and interest rate reductions in adjustable, floating rate loans, particularly those tied to the prime rate. At December 31, 2008, average loan balances increased from $69.5 million to $82.4 million over the prior year end, while their average annual yield decreased from 7.31% to 6.27%. At December 31, 2008, the average balance of the investment securities portfolio increased by $13.4 million, from $8.0 million to $21.4 million, while the average balances of its fed funds sold decreased approximately $2.1 million, from $8.6 million to $6.5 million, as compared to the year ended December 31, 2007. The average annual yield earned by the investment securities portfolio remained relatively stable at 5.01% as compared to 5.00% for the year ended December 31, 2007. The average annual yield earned on federal funds sold decreased to 2.02% from 5.17% for the year ended December 31, 2008 as a result of the significant decrease in short-term interest rates during 2008.

During the year ended December 31, 2008 the Company continued to maintain an approximate $6.1 million average balance invested in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months. Due to the decrease in short-term interest rates available in the marketplace, the average annual yield on these assets decreased from 5.39% for the year ended December 31, 2007 to 3.61% for the year ended December 31, 2008.

Interest Expense. Total interest expense for the year ended December 31, 2008 decreased by $290,000 when compared to the year ended December 31, 2007. The decrease primarily resulted from the decrease in the average annual cost of interest bearing liabilities from 4.69% for the year ended December 31, 2007 to 3.27% for the year ended December 31, 2008. This decrease primarily resulted from reductions in short term interest rates in the market. Average balances of total interest bearing liabilities increased to $100.4 million for the year ended December 31, 2008 as compared to $76.1 million for 2007. This increase primarily resulted from an increase in average other borrowings of approximately $7.1 million year over year. The average annual cost of other borrowings was 3.33% for the year ended December 31, 2008, as compared to 8.13% for 2007. This increase in borrowed funds was used primarily to fund the increase in the investment securities portfolio.

Average money market account balances decreased $16.4 million, from $46.4 million for the year ended December 31, 2007 to $30.0 million for the year ended December 31, 2008. The average annual costs for money market accounts decreased 228 basis points, from 4.83% for the year ended December 31, 2007 to 2.55% for the year ended December 31, 2008. The average balances of the Bank’s certificates of deposit portfolio increased to $48.0 million at an average annual cost of 4.01% for the year ended December 31, 2008, from $20.4 million at an average annual cost of 5.01% for the prior year. For the year ended December 31, 2008, average regular savings account balances increased $5.0 million to $12.8 million from $7.8 million for the year ended December 31, 2007, while the average costs decreased 106 basis points to 2.49% from 3.55% from the prior year.

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2008 increased approximately $201,000 to $244,000 from $43,000 for the year ended December 31, 2007, primarily as a result of loan growth, the loan portfolio’s overall risk profile under current market conditions, and the economic weakness in the Bank’s market areas. Management’s objective is to maintain an allowance for losses that is sufficient to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, current market conditions and credit granting activities.

Net Interest Income. Net interest income was approximately $3.3 million for the year ended December 31, 2008 as compared to $2.7 million for the year ended December 31, 2007. The average interest rate spread increased to 2.39% from 2.09% for 2008 versus 2007, while the net interest margin decreased to 2.86% from 2.92% year over year.

Non-Interest Income. Non-interest income for the year ended December 31, 2008 totaled $700,000, which represented an increase of $109,000 from the $591,000 for the year ended December 31, 2007. Most of the change resulted from a $141,000 increase in service charges and fees earned from an increased number of deposit and loan customer relationships, partially offset by a $138,000 decrease in the net gain on the sale of real estate mortgage loans, as we decided during the year to hold a greater percentage of our originated real estate mortgages in our loan portfolio taking advantage of higher market spreads on these loans. There was also an $87,000 increase in other non-interest income, attributable primarily to increased earnings from the sale of mutual funds and annuities.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2008 increased $1.7 million to $5.7 million from $4.0 million for the year ended December 31, 2007. Compensation and benefits increased $308,000, or 15.1%, from the increase in personnel needed to staff the new full-service branch in Staten Island, New York that opened in November 2007. This new branch office was primarily responsible for the increase in occupancy and equipment expense and contributed to the increase in data processing fees. In addition to increase in compensation and benefits, non-interest expense increased due to our recognition of a $900,000 loss, which was the uninsured portion of a six-month certificate of deposit that had been invested at Silver State Bank in Henderson, Nevada, a failed depository institution taken over by the Nevada Financial Institutions Division and the FDIC in September 2008. On March 13, 2009 the Bank received a partial recovery check from the FDIC in amount of $14,730 that was recognized as income in the first quarter of 2009. If any further recovery of the $900,000 uninsured amount is later received, it will be added to income from operations. However, there can be no assurance whether, or when, any recovery will be received. Other non-interest expense increased by $316,000 to approximately $1.4 million for the year ended December 31, 2008 from $1.1 million for the comparable year ended December 31, 2007. This increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments, which increased from $599,000 during 2007 to $823,000 in 2008, and other operating expenses related to the expansion of the Bank’s business activities.

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

Provision for Loan Losses. For the year ended December 31, 2007 the provision for loan losses decreased $433,000 as compared to the year ended December 31, 2006. Much of the provision in 2006 resulted primarily from a changed and enhanced methodology for establishing provisions for the allowance for loan losses that the Bank adopted at that time. Formerly, as a de novo institution, the Bank did not have any historical loan losses to enable management to estimate the probable credit losses imbedded within the portfolio. Alternatively, along with other criteria, the Bank previously considered peer group credit loss data each period in providing the provision, which, based on the moderate growth exhibited by the loan portfolio, was deemed appropriate. However, in light of the significant increase in commercial real estate loan, commercial business loan, and construction loan balances, the Bank expanded its current risk analysis methodologies. Management bifurcated the loan portfolio segments into various pools in order to better evaluate the risks to credits associated by distinct geographic and business type concentrations. Additional risk was associated to portions of the increase in commercial real estate loan balances that resulted from participations because of potential different lead-bank underwriting standards, and to the absence of a direct relationship between the Bank and those borrowers. Moreover, management determined that the weakening local economy likely had a detrimental impact on the Bank’s business borrowers, most of which have had only a short-term relationship with the Company. Accordingly, based on that quantitative and qualitative overall assessment, the Company concluded that a more significant provision for 2006 was appropriate given the relatively unseasoned nature of the loan portfolio. Management utilized the framework adopted in 2006 in establishing the 2007 provision.

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

Income Tax Expense. We received no tax benefit from our net operating losses as they are being carried forward and will be available to reduce future taxable income.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities. Investing activities are funded primarily by net deposit inflows, sales of loans, principal repayments on loans and securities, and borrowed funds. For the years December 31, 2008 and 2007, we originated loans of approximately $47.8 million and $48.7 million, respectively, including real estate mortgage loans held for sale. At December 31, 2008 and 2007, we had outstanding loan origination commitments of $4.7 million and $12.2 million respectively. There were no one-to-four family real estate mortgage loans held for sale at December 31, 2008, versus $2.6 million held for sale at December 31, 2007. In addition, there were $10.7 million in undisbursed lines of credit and construction loans in process (combined) at December 31, 2008, versus $9.6 million at December 31, 2007. The Company anticipates that it will have combined sufficient funds available to meet its current loan originations and other commitments.

At December 31, 2008 and 2007 total deposits were approximately $124.8 million and $82.3 million, respectively, of which approximately $69.1 million and $23.5 million were in certificates of deposit. Certificates of deposit scheduled to mature in one year or less from December 31, 2008 and 2007 totaled $44.8 million and $17.3 million, respectively. Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

As stated earlier, The Company completed its holding company formation during the quarter ended September 30, 2006. To pay the various costs associated with the formation, as well as other subsequent expenses as incurred, the Company secured a credit facility of $200,000 from its wholesale correspondent bank, Atlantic Central Bankers Bank, of which the Company had exercised $114,000 at June 30, 2008. During the quarter ended June 30, 2008, the Company obtained a replacement credit facility with Atlantic Central Bankers Bank for $3.2 million. Incremental proceeds drawn from the credit facility are for the purpose of providing funds as needed to the Bank to maintain strong capital ratios and enable it to grow at a managed pace and potentially add new branch locations. As of December 31, 2008 the refinanced balance of the facility was $615,000.

In general the Bank monitors and manages its liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of New York, the Bank has the availability of credit secured by qualifying collateral. At December 31, 2008 the Bank had $21.0 million of such unencumbered collateral available. Additionally, the Bank has unused credit lines of $5.0 million if the need arises with its correspondent bank, Atlantic Central Bankers Bank, which is separate from the Company’s credit facility mentioned above.

Applicable regulations require banks to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital. Under prompt corrective action regulations, our regulator is required to take certain supervisory actions with respect to an undercapitalized institution. The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%. As of December 31, 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors.

Management believes that as of December 31, 2008 and 2007, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2008 and December 31, 2007. The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized. In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

	Bank Actual		Minimum Capital Adequacy		Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008
Tier I (core) capital	$9,439	6.8%	$4,181	3.0%	$6,968	5.0%
Risk-based capital:
Tier I	9,439	10.1	N/A	N/A	5,598	6.0
Total	10,301	11.0	7,465	8.0	9,331	10.0

December 31, 2007
Tier I (core) capital	$9,886	11.5%	$2,818	3.0%	$4,696	5.0%
Risk-based capital:
Tier I	9,886	12.5	N/A	N/A	3,865	6.0
Total	10,510	13.3	5,153	8.0	6,441	10.0

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Nearly all of our assets and liabilities are financial in nature.  As a result, our net income is directly affected by changes in interest rates.  We generally do not seek to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities as part of our interest rate risk management program.  However, management believes that by maintaining a significant portion of our assets in short-term investments, adjustable rate mortgage-backed securities and adjustable rate loans, we will be able to redeploy a portion of our assets as rates change.  Although the Company has increased its total assets during 2008, particularly in longer-term loans and mortgage backed security investments, it has also increased its cash and cash equivalents, its level of non-interest bearing deposits, and funded significant portions of its asset growth with longer-term interest-bearing liabilities in an effect to manage the vulnerability of its operating results to change in interest rates.  Nevertheless, as a result of holding long-term fixed-rate residential loans and securities in its portfolio, the Company is vulnerable to an increase in its cost of funds used to hold such assets.

A commonly used tool to manage and analyze the interest rate sensitivity of a bank is a computer simulation model.  To quantify the extent of risks in both the Company’s current position and in transactions it might make in the future, the Company uses a model to simulate the impact of different interest rate scenarios on net interest income.  The hypothetical impact of a 12 month horizontal and instantaneous interest rate shift is modeled at least quarterly, representing the primary means the Company uses for interest rate risk management decisions.

At December 31, 2008, given a +2.00% shock in interest rates, the model results in the Company’s net interest income for the next twelve months approximately $68,000 or 1.84% lower than net interest income in a flat rate scenario.  The Company did not run a down rate shock at December 31, 2008 as the federal funds rate was at 0-0.25%.

The Company measures its economic value of equity at risk on a quarterly basis using the computer model referred to above.  Economic value of equity at risk measures the Company’s exposure to equity due to changes in a forecast interest rate environment.  At December 31, 2008, given a +2.00% shock in interest rates, the model results in the Company’s economic value of equity at risk changing by $3.8 million or -29.6% lower than in a flat rate scenario.

In its modeling, the Company makes significant assumptions about the lag in the rate of change in various asset and liability categories.  The Company bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in the economic portfolio value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  In this regard, the economic value of equity presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries.  Furthermore, although the economic value of equity provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income.  Finally, the above simulations do not take into account the changes in the credit risk of our assets which can occur in connection with change in interest rates.

Item 8.	Financial Statements and Supplementary Data

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

This annual report does not include an attestation report of the Company’s registered public accounting  firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Anthony P. Costa
Anthony P. Costa,
Chairman and Co-Chief Executive Officer

/s/ Bryan Lahey
Bryan Lahey,
Interim Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ES Bancshares, Inc.
Newburgh, New York

We have audited the accompanying consolidated statements of financial condition of ES Bancshares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ES Bancshares, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Livingston, New Jersey
March 30, 2009

ES Banshares, Inc.
Consolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2008	2007
ASSETS

Cash and cash equivalents:
Cash and due from banks	$12,454	$2,021
Federal funds sold	5	4,731
Total cash and cash equivalents	12,459	6,752
Certificates of deposit at other financial institutions	6,628	5,794
Securities:
Available for sale, at fair value	4,974	7,037
Held to maturity, at amortized cost (fair value $24,166)	23,529	—
Real estate mortgage loans held for sale at lower of cost or market value	—	350
Loans receivable	94,978	71,705
Deferred cost	512	364
Allowance for loan losses	(862)	(624)
Loans receivable, net	94,628	71,445
Accrued interest receivable	603	515
Federal Reserve Bank stock	299	324
Federal Home Loan Bank stock	528	89
Goodwill	581	581
Office properties and equipment, net	757	838
Other assets	280	191
Total assets	$145,266	$93,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$12,840	$7,249
Interest bearing	111,922	75,093
Borrowed funds	10,074	89
Accrued interest payable	205	103
Other liabilities	994	1,000
Total liabilities	136,035	83,534

Commitments and contingencies (Note 8)

Stockholders’ equity:
Capital stock (par value $0.01: 5,000,000 shares authorized 1,868,505 shares issued at December 31, 2008 1,721,437 shares at December 31, 2007)	19	17
Additional paid-in capital	17,911	16,911
Accumulated deficit	(8,484)	(6,553)
Accumulated other comprehensive income or (loss)	(215)	7
Total stockholders’ equity	9,231	10,382
Total liabilities and stockholders’ equity	$145,266	$93,916

See accompanying notes to financial statements.

ES Bancshares, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007
(In thousands, except share data)

	2008	2007
Interest and dividend income:
Loans	$5,167	$5,078
Securities	1,070	398
Certificates of deposit	221	320
Federal funds and other earning assets	169	468
Total interest and dividend income	6,627	6,264

Interest expense:
Deposits	3,039	3,562
Borrowed funds	239	6
Total interest expense	3,278	3,568

Net interest income	3,349	2,696

Provision for loan losses	244	43
Net interest income after provision for loan losses	3,105	2,653

Non-interest income:
Service charges and fees	444	303
Net gain on sales of real estate mortgage loans held for sale	61	199
Net gain (loss) on sales of securities available for sale	7	(12)
Other	188	101
Total non-interest income	700	591

Non-interest expense:
Compensation and benefits	2,348	2,040
Occupancy and equipment	822	656
Data processing service fees	284	190
Loss on investment certificate of deposit	900	—
Other	1,382	1,066
Total non-interest expense	5,736	3,952

(Loss) before income taxes	(1,931)	(708)

Income tax expense	—	—

Net loss	$(1,931)	$(708)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	(222)	106
Comprehensive loss	$(2,153)	$(602)

Weighted average common shares	1,766,525	1,720,449

(Loss) per common share:
Basic	$(1.09)	$(0.41)
Diluted	$(1.09)	$(0.41)

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(In dollars, except share data)

					Accumulated Other Comprehensive Income or (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Capital Stock
	Shares	Amount				Total

Balance at January 1, 2007	1,719,227	$17	$16,869	$(5,845)	$(99)	$10,942

Exercise of stock warrants	2,210	—	22	—	—	22

Stock based compensation, net	—	—	20	—	—	20
Comprehensive loss:
Net loss for the period	—	—	—	(708)	—	(708)
Net unrealized gain on available-for-sale securities	—	—	—	—	106	106
Total comprehensive loss						(602)

Balance at December 31, 2007	1,721,437	17	16,911	(6,553)	7	10,382

Exercise of stock warrants	147,068	2	991	—	—	993

Stock based compensation, net	—	—	9	—	—	9
Comprehensive loss:
Net loss for the period	—	—	—	(1,931)	—	(1,931)
Net unrealized loss on available-for-sale securities	—	—	—	—	(222)	(222)
Total comprehensive loss						(2,153)

Balance at December 31, 2008	1,868,505	$19	$17,911	$(8,484)	$(215)	$9,231

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(In thousands)

	2008	2007
Cash flows from operating activities:
Net loss for period	$(1,931)	$(708)
Adjustments to reconcile net losses to net cash used in operating activities:
Provision for loan losses	244	43
Depreciation expense	311	228
Amortization of deferred fees, discounts and premiums, net	(3)	3
Originations on loans held for sale	(3,986)	(14,111)
Proceeds from sale of loans held for sale	4,397	14,174
Net (gain) loss on sales of securities available for sale	(7)	12
Net gain on sale of real estate mortgage loans held for sale	(61)	(199)
Loss of uninsured deposit at failed financial institution	900	—
Gain on sale of fixed assets	(9)	—
Stock compensation expense	9	20
Changes in assets and liabilities:
Increase in other assets	(177)	(62)
Increase in accrued expenses and other liabilities	96	534
Net cash used in operating activities	(217)	(66)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	11,594	8,592
Purchase of certificates of deposit at other financial institutions	(13,328)	(8,640)
Purchase of available-for-sale securities	(3,424)	(6,160)
Purchase of held-to-maturity securities	(25,144)	—
Proceeds on sales of securities available-for-sale	506	2,061
Proceeds from principal payments and maturities of securities	6,384	6,596
Proceeds on sale of fixed assets	9	—
Net disbursements for loan originations	(23,427)	(10,497)
Purchase of Federal Home Loan Bank stock	(463)	(89)
Redemption of Federal Reserve Bank stock	25	11
Redemption of Federal Home Loan Bank stock	24	—
Leasehold improvements and acquisitions of capital assets	(230)	(325)
Net cash used in investing activities	(47,474)	(8,451)
Cash flows from financing activities:
Net increase in deposits	42,420	868
Proceeds of advance from line of credit	526	36
Repayment of advances	—	—
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayment of Federal Home Loan Bank advances	(541)	—
Proceeds from stock issuance	993	22
Net cash provided by financing activities	53,398	926

Net increase (decrease) in cash and cash equivalents	5,707	(7,591)
Cash and cash equivalents at beginning of period	6,752	14,343

Cash and cash equivalents at end of period	$12,459	$6,752
Supplemental cash flow information
Interest paid	$3,380	$3,595
Income taxes paid	$—	$—

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Empire State Bank (the “Bank”) was organized under federal law in 2004 as a national bank regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank’s deposits are insured up to legal limits by the FDIC. In March 2009, the Bank converted its charter to a New York State commercial bank charter, with the New York Banking Department becoming its primary state regulator.

The Bank filed a securities offering registration statement on Form SB-2 on December 12, 2003, which was amended and subsequently declared effective by the OCC as of January 9, 2004. Pursuant to such registration statement, the Bank in a common stock offering beginning on January 9, 2004 through April 28, 2004, sold 1,650,000 shares of its common stock at a price of $10.00 per share, for an aggregate consideration of $16,500,000 (the “Offering”). In addition, for every five (5) shares of common stock purchased by a subscriber in the offering, such subscriber received a warrant to purchase, within a three-year period, one (1) share of common stock at an exercise price of $12.50 per share. As discussed in Note 9, these warrants were subsequently modified

The Board of Directors entered into an Agreement and Plan of Share Exchange (the “Plan”) on March 21, 2006, as amended and restated as of May 16, 2006, under which the Bank reorganized into a one-bank holding company structure (the “Reorganization”). In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the “Company”), a Maryland corporation, to serve as its holding company. The Reorganization was effected by an exchange of all of the outstanding shares of Bank Common Stock for shares of Company Common Stock (the “Share Exchange”). Following the Share Exchange, the Bank became a wholly owned subsidiary of the Company and former shares of Bank Common Stock represent the same number of shares of Company Common Stock.

The Company filed a Registration Statement on Form S-4 that the Securities and Exchange Commission (the “SEC”) declared effective on May 25, 2006. The Bank’s shareholders approved the Reorganization at our Annual Meeting of Shareholders on July 6, 2006. The Reorganization was completed on August 15, 2006.

The consolidated financial statements include the accounts of ES Bancshares, Inc. and the Bank, its wholly owned subsidiary. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated.

The Bank is a full service commercial bank that offers a variety of financial services to meet the needs of communities in its market area. The Bank attracts deposits from the general public and uses such deposits to originate commercial loans, revolving lines of credit, commercial real estate, mortgage loans secured by one-to four-family residences, home equity lines, and to a lesser extent construction, land, and consumer installment loans. The Bank also invests in mortgage-backed and other securities permissible for a federally chartered commercial bank. The Bank also operated two loan production offices, one in Staten Island, New York, and another in Lynbrook, New York. However, in November of 2007 the Staten Island loan production office was closed in conjunction with the opening of the Bank’s new full service branch in that borough. During the first quarter of 2008, the Bank closed its loan production office in Lynbrook, Nassau County, New York. The Bank’s primary area for deposits includes the Town of Newburgh and the Village of New Paltz, in addition to the communities surrounding those offices, and the borough of Staten Island. The Bank’s primary market area for its lending activities consists of the communities within Orange County, Ulster County, the five boroughs of New York City, and portions of Dutchess, Rockland, Putnam and Westchester Counties.

Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary (i) so that such statements are not misleading and (ii) for a fair presentation of the financial position and results of operations, for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading.

The financial statements have been prepared in conformity with generally accepted accounting principles of the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, valuation of goodwill and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses are recognized through a valuation allowance by charges to income. There were no valuation allowances as of December 31, 2008 and December 31, 2007.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees and costs on originated loans and any unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct loan origination costs will be deferred and the net amount amortized as an adjustment of the related loan’s yield using methods that approximate the interest method over the contractual life of the loan. Loan interest income is accrued daily on outstanding balances. The accrual of interest is discontinued when a loan is specifically determined to be impaired or management believes that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loans’ existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure. The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent as to principal and interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on nonaccrual loans, including impaired loans, will be recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectable. Loans are returned to an accrual status when a loan is brought current as to principal and interest and when reasons for doubtful collection no longer exist.

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

During 2007, the Company completed an analysis of its methodology to establish provisions for the allowance for loan losses. Based upon the ongoing growth in the loan portfolio, the composition of loans and the development of a historical record of loan repayments, management believed it appropriate to consider the known inherent risks in the loan portfolio, including the overall rapid growth of the portfolio, concentrations of credit, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current economic conditions to determine its provision for loan losses.

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because the Bank has limited operating history, management recorded a valuation allowance against the total amount of deferred tax assets.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2005.

Federal Reserve Bank

As a member of the Federal Reserve Bank (“FRB”) system, the Bank is required to maintain a minimum investment in FRB stock. Any excess may be redeemed by the Bank or called by the FRB at par. At its discretion, the FRB may declare dividends on this stock. The Bank had $298,500 and $324,400 invested in FRB stock at December 31, 2008 and December 31, 2007, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Home Loan Bank of New York

The Bank became a member of the Federal Home Loan Bank of New York (“FHLB”) on March 13, 2007. As a member the Bank was required to purchase FHLB capital stock, in the amount of $527,700 and $89,000 at December 31, 2008 and 2007, respectively. The amount is carried at cost because it is a restricted security. The FHLB may declare dividends on this stock at its discretion.

Lines of Credit

The Company has a line of credit with a correspondent bank for an amount of up to $3,200,000. This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years. As of December 31, 2008, the outstanding balance is $615,000. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets. The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments. Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Company has a line of credit with the same correspondent bank for an amount of up to $5.0 million. This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days. The Bank did not utilize this credit facility at any time during 2008 or 2007.

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

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 9. For accounting purposes, the Bank recognizes expense for shares of common stock awarded under the Bank’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded. Total expense incurred during the years ending December 31, 2008 and 2007 relating to the options was $9,000 and $20,000, respectively.

Net Loss Per Common Share

The Company reports both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the warrants or stock options were considered in computing diluted EPS because to do so would have been anti-dilutive.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 2 – INVESTMENT SECURITIES

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at December 31, 2008 and December 31, 2007.

	December 31, 2008
	(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgaged-backed securities	$1,807	$—	$(47)	$1,760
U.S. Government Agencies	2,080	15	—	2,095
Trust Preferred Securities	1,302	—	(183)	1,119
Total	$5,189	$15	$(230)	$4,974

	December 31, 2007
	(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgaged-backed securities	$1,672	$—	$(12)	$1,660
U.S. Government Agencies	5,358	22	(3)	5,377
Total	$7,030	$22	$(15)	$7,037

The following is a summary of the amortized cost, gross unrecognized gains and losses, and estimated fair market value of investment securities held to maturity at December 31, 2008. There were no investment securities held to maturity at December 31, 2007.

	December 31, 2008
	(in thousands)

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value

Mortgaged-backed securities	$19,459	$596	$—	$20,055
U.S. Government Agencies	4,070	41	—	4,111
Total	$23,529	$637	$—	$24,166

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale and held-to-maturity at December 31, 2008, with amounts shown by remaining term to contractual maturity. Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	December 31, 2008
	(in thousands)

	Amortized Cost	Fair Value
Available-for-sale:
Mortgaged-backed securities	$1,807	$1,760
U.S. Government Agencies
Due less than one year	—	—
One year to less than three years	—	—
Three years to less than five years	—	—
Five years to ten years	—	—
More than ten years	2,080	2,095
Trust Preferred Securities	1,302	1,119
Total	$5,189	$4,974

	December 31, 2008
	(in thousands)

	Amortized Cost	Fair Value
Held-to-maturity:
Mortgaged-backed securities	$19,459	$20,055
U.S. Government Agencies
Due less than one year	—	—
One year to less than three years	2,570	2,606
Three years to less than five years	1,500	1,505
Five years to ten years	—	—
More than ten years	—	—
Total	$23,529	$24,166

The following tables summarize, for all securities in an unrealized loss position at December 31, 2008 and December 31, 2007, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position.

			December 31, 2008

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)

Mortgaged-backed securities	$—	$—	$1,178	$47	$1,178	$47
U.S. Government Agencies	—	—	—	—	—	—
Trust Preferred Securities	1,119	183	—	—	1,119	183
Total temporarily impaired	$1,119	$183	$1,178	$47	$2,297	$230

			December 31, 2007

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)

Mortgaged-backed securities	$—	$—	$1,660	$(12)	$1,660	$(12)
U.S. Government Agencies	2,077	(3)	—	—	2,077	(3)
Total temporarily impaired	$2,077	$(3)	$1,660	$(12)	$3,737	$(15)

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

At December 31, 2008, three debt securities have unrealized losses of approximately $47,000, that have existed for more than twelve months, from the Bank’s cost basis, and are largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date.

Unrealized losses on securities less than twelve months have not been recognized into income because the issues have acceptable ratings, continue to perform, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the issues approach maturity.

At December 31, 2007, three debt securities had unrealized losses of approximately $12,000, and two others have unrealized losses of approximately $3,000, that have existed for less than thirty months, and less than twelve months, respectively, from the Bank’s cost basis, and are largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

Sales of available for sale securities were as follows (in thousands):

	2008	2007

Proceeds	$506	$2,061
Gross gains	7	—
Gross losses	—	12

Securities pledged at year-end 2008 had an approximate carrying amount of $10,931,000 and were pledged to secure FHLB-NY advances.

NOTE 3 – LOANS

          The following is a summary of loans receivable at December 31, 2008 and December 31, 2007.

	December 31,
	2008	2007
	(In thousands)
Real estate loans:
One-to four-family	$21,397	$1,913
Commercial	35,436	32,426
Multi-family	7,847	6,997
Construction or development	3,931	7,319
Home equity	8,017	7,256
Total real estate loans	76,628	55,911

Other loans:
Commercial business	17,138	14,335
Consumer	1,212	1,459
Total other loans	18,350	15,794

Total loans	94,978	71,705

Deferred loan costs net	512	364
Allowance for loan losses	(862)	(624)

Total loans receivable, net	$94,628	$71,445

Individually impaired loans were as follows:

	2008	2007
	(In thousands)

Year-end loans with no allocated allowance for loan losses	$1,014	$—
Year-end loans with allocated allowance for loan losses	749	183

Total	$1,763	$183

Amount of the allowance for loan losses allocated	$75	$4

Average of individually impaired loans during year	$187	$46
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

Nonaccrual loans and loans past due 90 days still on accrual were as follows:
Loans past due over 90 days still on accrual	$35	$—
Nonaccrual loans	749	183

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

At year-end 2008 and 2007, the Company had no interest only loans, and no loans with potential for negative amortization.

The Bank has extended credit to various directors, senior officers and their affiliates. Loans to related parties during 2008 were as follows:

Beginning balance at December 31, 2007	$3,540
New loans	481
Repayment	(285)

Ending balance at December 31, 2008	$3,736

          The balance at December 31, 2008 includes unused commitments totaling $467,000.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

          Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2008 and December 31, 2007.

	December 31,
	2008	2007
	(In thousands)

Balance at beginning of year	$624	$581
Provision for losses	244	43
Charge-offs	(7)	—
Recoveries	1	—
Balance at end of year	$862	$624

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2008 and December 31, 2007.

	December 31,
	2008	2007
	(In thousands)

Furniture, fixtures and equipment	$852	$851
Leasehold improvements	858	669
	1,710	1,520
Less accumulated depreciation and amortization	(953)	(682)
Total premises and equipment, net	$757	$838

Depreciation expense was $311,000 and $228,000 for 2008 and 2007, respectively.

NOTE 6 – DEPOSITS

The following is a summary of deposit balances at December 31, 2008 and December 31, 2007.

	December 31,
	2008	2007
	(In thousands)

Demand deposit accounts	$12,840	$7,249
NOW accounts	2,308	1,711
Money market accounts	28,309	39,776
Regular savings accounts	12,136	10,132
Certificates of deposit	69,169	23,474
Total	$124,762	$82,342

The following summarizes certificates of deposit by remaining term to contractual maturity at December 31, 2008.

Account Balances
(In thousands)

Under one year	$44,800
One year to under two years	5,447
Two years to under three years	17,574
Three years to under four years	1,148
Four years to under five years	200
Total certificates of deposit	$69,169

Certificates of deposit of $100,000 or more totaled $30.6 million and $5.7 million at December 31, 2008 and December 31, 2007, respectively. Deposits from directors, senior officers and their affiliates were approximately $2.8 million and $2.6 million at December 31, 2008 and December 31, 2007, respectively.

NOTE 7 – INCOME TAXES

The following summarizes components of income tax expense for the years ended December 31, 2008 and December 31, 2007.

	December 31,
	2008	2007
	(In thousands)

Current:
Federal expense (benefit)	$—	$—
State expense (benefit)	—	—
	—	—

Deferred:
Federal expense (benefit)	(585)	(241)
State expense (benefit)	(161)	(64)
City Tax expense (benefit)	(7)	—
Tax expense (benefit) before valuation allowance	(753)	(305)

Valuation allowance	753	305
Tax expense	$—	$—

The following is a reconciliation of the Bank’s statutory federal income tax rate to its effective tax rate at December 31, 2008 and December 31, 2007.

	December 31,
	2008	2007
	(In thousands)

Federal tax expense (benefit) at statutory rate	$(657)	$(241)
State and local income taxes, net of federal income tax benefit	(106)	(74)
Other	10	10
Tax benefit before valuation allowance	(753)	(305)

Valuation allowance	753	305
Net tax benefit	$—	$—

The following summarizes the components of the Bank’s deferred tax assets and deferred tax liabilities at December 31, 2008 and December 31, 2007.

	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss carry forwards	$2,389	$2,219
Stock option compensation	31	33
Charitable contributions carry forward	108	105
Depreciation	141	57
Loss on investment CD	360	—
Mark-to-market loans	—	2
Reserve for loan losses	345	250
Other	40	—
	3,414	2,666
Less: Valuation allowance	(3,000)	(2,266)
Net deferred tax assets	414	400

Deferred tax liabilities:
Accrual to cash adjustment	(138)	(177)
Accretion of bond discount	(1)	(23)
Intangible asset amortization	(70)	(54)
Deferred loan fees	(205)	(146)
Deferred tax liabilities	(414)	(400)

Net deferred tax asset (liability)	$—	$—

The net operating losses of $5,603,000 are available to reduce future taxable income and can be carried forward until 2025. The charitable contribution carried forward is also available to reduce future taxable income and will begin expiring in 2009.

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it more likely than not that some portion of the deferred tax asset will not be realized. Because the Bank has no earnings history, management believes it is prudent to record a valuation allowance against the deferred tax assets.

For the years ended December 31, 2008 and 2007, the Bank was subject to a minimum tax on assets for New York State purposes in the amount of $19,000 and $14,000, respectively, which is included in other expense.

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

Operating Lease Commitments

The Bank is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office locations in New Paltz, New York and Staten Island, New York. The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options. Rent expense under operating leases was $317,000 and $312,000 for the years ended December 31, 2008 and 2007, respectively. The combined future minimum rent commitments under the non-cancelable operating leases, excluding taxes and insurance, before considering renewal options that generally are present, are as follows:

2009	$269,000
2010	276,000
2011	279,000
2012	282,000
2013	184,000
Later	991,000
Total	$2,281,000

Off-Balance Sheet Financial Instruments

Loan origination commitments and lines of credit are contractual agreements to lend to customers within specified time periods at interest rates and on other terms specified in the agreements. These financial instruments involve elements of credit risk and interest rate risk in addition to the amounts for funded loans recognized in the balance sheet. The contractual amounts of commitments and lines of credit represent the Bank’s maximum potential exposure to credit loss (assuming that the agreements are fully funded and any collateral proves to be worthless), but do not represent future cash requirements since certain agreements may expire without being fully funded. Loan commitments generally have fixed expiration dates (ranging up to three months) or other termination clauses and may require the payment of a fee by the customer. Commitments and lines of credit are subject to the same credit approval process applied in the Bank’s general lending activities, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements. Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area. Loan origination commitments at December 31, 2008 consisted of adjustable and fixed rate, with interest rates ranging from 4.0% to 7.0% and terms generally not exceeding 90 days.

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2008		2007
	(In thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$4,423	$8,697	$3,297	$8,915
Unused lines of credit	—	7,721	—	11,143
Standby letters of credit	604	—	354	—

NOTE 9 – EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

Warrants

At December 31, 2007 the Bank had 327,690 total common stock shareholder warrants issued and outstanding. These warrants were convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2008. Additionally, there were 190,000 organizer warrants granted to the Bank’s nineteen organizers in connection with the opening of the Bank as of December 31, 2004. The organizer warrants are convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2009. The organizer warrants, valued at $323,000, were expensed at the time of issuance in accordance with SFAS123. The fair value was determined using the minimum value method using the following assumptions: Grant date of June 28, 2004, $10.00 strike price, $10.00 fair value of a share of capital stock at grant date, risk-free rate of 3.8%, no dividends, five (5) year life and no volatility. During the year ended December 31, 2007 2,210 shareholder warrants were exercised for which the Company received $22,100.

Effective June 30, 2008 the Company modified the terms of the common stock shareholder warrants to purchase common stock of the Company attached to the 2004 Offering by reducing the exercise price of $10.00 to $6.75, and extended the expiration date from June 28, 2008 to October 31, 2008. Previously, on April 15, 2007, the Company modified the original expiration term of the warrants from June 28, 2007 to June 28, 2008 and reduced the original exercise price from $12.50 to $10.00.

Also effective June 30, 2008, the Company reduced the exercise price of its 190,000 issued and outstanding organizer warrants from $10.00 to $6.75 for a period ending on October 31, 2008 after which the exercise price reverted back to $10.00 per share. There was no additional expense recognized as a result of any of the modifications.

During 2008, the there were 147,068 warrants exercised at $6.75. As of November 1st, 2008 all common stock warrants have expired. As of December 31, 2008, 92,652 organizer warrants were still outstanding.

Stock Options

On October 19, 2004 the Board of Directors approved the adoption of the Company’s Stock Option Plan which allows for a total of 180,000 shares of authorized but unissued common stock reserved for issuance under the Stock Option Plan, although option exercises may also be funded using treasury shares or shares acquired in open market purchases. These options have a 10-year term and may be either non-qualified stock options or incentive stock options. These options were not deemed granted until shareholder approval occurred on May 3, 2005. The options vest at a rate of 20% on each of five annual vesting dates except for 65,000 options granted to Directors, which vested immediately. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

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

A summary of options outstanding under the Bank’s Stock Option Plan as of December 31, 2008, and changes during the year then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at beginning of year	157,750	$10.47
Granted	5,000	9.00
Exercised	—
Forfieited or expired	(5,000)	10.00
Outstanding at end of year	157,750	$10.42	6.2

Intrinsic value (,000’s)	$—

Options exerciseable at year-end	123,550	$10.48	6.2

Intrinsic value (,000’s)	$—

As of December 31, 2008, there was approximately $20,000 of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan. The cost is expected to be recognized over a period of approximately 15 months.

At December 31, 2008, there were 22,250 shares available for future grant. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	2008	2007

Risk free interest rate	3.02%	4.81%

Expected option life	5.0	5.0

Expected stock price volatility	0.10%	0.10%

Dividend yield	0.00%	0.00%

Weighted average fair value of options granted during the year	$—	$—

401(k) Plan

          A 401(k) benefit plan allows employee contributions up to 15% of their compensation. The Bank did not make any matching contributions in 2008 or 2007.

NOTE 10 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

			Observable	Unobservable
	December 31, 2008	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Available for sale securities	$4,974	$—	$4,974	$—

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements in thousands at December 31, 2008 Using
	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Impaired loans	$—	$—	$1,688

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,763,000 with a valuation allowance of $75,000, resulting in an additional provision for loan losses of $75,000 for the period.

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$12,454	$12,454	$2,021	$2,021
Federal Funds Sold	5	5	4,731	4,731
Securities available for sale	4,974	4,974	7,037	7,037
Securities held to maturity	23,529	24,166	N/A	N/A
Loans, net	94,628	96,610	71,445	72,050
Federal Home Loan Bank stock	528	N/A	89	N/A
Federal Reserve Bank Stock	299	N/A	324	N/A
Accrued interest receivable	603	603	515	515
Financial liabilities
Deposits	$124,762	$125,747	$82,342	$83,144
Federal Home Loan Bank advances	9,459	9,682	N/A	N/A
Other borrowings	615	547	89	89
Accrued interest payable	205	205	103	103

Off-balance-sheet credit-related items:
Loan commitments	21,445	21,445	23,709	23,709

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not consider material.

NOTE 11- REGULATORY CAPITAL REQUIREMENTS

OCC regulations require Banks to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions with respect to an undercapitalized institution. The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%. At year-end 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the OCC requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2008 and December 31, 2007. The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized. In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

	Bank Actual		Minimum Capital Adequacy		Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008
Tier I (core)capital	$9,439	6.8%	$4,181	3.0%	$6,968	5.0%
Risk-based capital:
Tier I	9,439	10.1	N/A	N/A	5,598	6.0
Total	10,301	11.0	7,465	8.0	9,331	10.0

	Bank Actual		Minimum Capital Adequacy		Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007
Tier I (core)capital	$9,886	11.5%	$2,818	3.0%	$4,696	5.0%
Risk-based capital:
Tier I	9,886	12.5	N/A	N/A	3,865	6.0
Total	10,510	13.3	5,153	8.0	6,441	10.0

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

NOTE 12 – BORROWINGS

The Company had $10,074,000 and $89,000 in outstanding borrowings as of December 31, 2008 and 2007. As disclosed in Note 1, the Company had $615,000 and $89,000 in an outstanding line of credit as of December 31, 2008 and 2007. The remaining outstanding borrowings were Federal Home Loan Bank advances.

Advances from the Federal Home Loan Bank were as follows (in thousands):

	2008	2007
Maturities April 1, 2013 through May 1, 2013, floating rates with an average rate of 3.16%	$9,459	$—

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $10,931,000 of investment securities. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $10,000,000 at year-end 2008.

Payment Information: Required payments over the next five years are (in thousands):

2009	$912
2010	912
2011	912
2012	912
2013	5,811

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Information required by this item is incorporated herein by reference from our definitive Annual Meeting Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm—Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.”

Item 9A(T).	Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations. In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of December 31, 2008 and found them to be adequate.

(b) Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is on page 53 of the Form 10-K. This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on the Company’s website at www.esbna.com.

Information concerning directors and executive officers of the Registrant is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 a copy of which will be filed not later than 120 days after the close of the fiscal year covered by this report.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year covered by this report.

Set forth below is information, as of December 31, 2008 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (1), Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (3)
		Weighted Average Exercise Price

		of Outstanding Options, Warrants and Rights (2)

Equity compensation plans approved by stockholders	157,750	$10.42	22,250
Equity compensation plans not approved by stockholders	—	—	—
Total	157,750	$10.42	22,250

(footnotes on next page)

(1)	Consists of options to purchase 157,750 shares of common stock under the Empire State Bank 2004 Stock Option Agreement.

(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Empire State Bank 2004 Stock Option Agreement.

(3)	Consists of stock options for 22,250 shares of common stock available to be granted from the Empire State Bank 2004 Stock Option Agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3(1)	Articles of Incorporation	*

3(2)	Amended and Restated Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement between ES Bancshares, Inc. and Anthony P. Costa, dated December 29, 2008	***

10.2	Employment Agreement between Empire State Bank, N.A. and Anthony P. Costa, dated December 29, 2008	***

10.3	Employment Agreement between ES Bancshares, Inc. and Philip Guarnieri, dated December 29, 2008	***

10.4	Employment Agreement between Empire State Bank, N.A. and Philip Guarnieri, dated December 29, 2008	***

10.5	Employment Agreement between ES Bancshares, Inc. and Arthur W. Budich, dated December 29, 2008	***

10.6	Employment Agreement between Empire State Bank, N.A. and Arthur W. Budich, dated December 29, 2008	***

10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***

10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***

10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**

10.10	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Employee	****

10.11	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Outside Directors	****

23	Consent of Crowe Horwath

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Quarterly Report of Form 10-QSB for the period ended September 30, 2006 filed with the SEC on November 14, 2006.

**
Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 14, 2006 and subsequently amended on April 18, 2006, May 1, 2006, May 16, 2006, and May 23, 2006 and a post-effective amendment filed on June 9, 2006.

***	Incorporate by reference to the Company Current Report on Form 8-K filed with the SEC on January 5, 2009.

****	Incorporate by reference to the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ES BANCSHARES, INC.

Date: March 30, 2009	By:	/s/ Anthony Costa
Anthony Costa, Chairman of the Board
and Co-Chief Executive Officer
(Duly Authorized Representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	/s/ Philip Guarnieri
Philip Guarnieri, President and Co-Chief
Executive Officer, Director

Date: March 30, 2009	/s/ Bryan Lahey
Bryan Lahey, Interim Principal Accounting
Officer

Date: March 30, 2009	/s/ William Davenport
William Davenport, Director

Date: March 30, 2009	/s/ Peter Ferrante
Peter Ferrante, Director

Date: March 30, 2009	/s/ Andrew Finklestein, Esq.
Andrew Finklestein Esq., Director

Date: March 30, 2009	/s/ Gale Foster, Esq.
Gale Foster Esq., Director

Date: March 30, 2009	/s/ David Freer, Jr.
David Freer, Jr., Director

Date: March 30, 2009	/s/ Harold Kahn
Harold Kahn, Director

Date: March 30, 2009	/s/ David Mesches
David Mesches, Director

Date: March 30, 2009	/s/ Michael Ostrow
Michael Ostrow, Director

Date: March 30, 2009	/s/ Albert Pagano
Albert Pagano, Director

Date: March 30, 2009	/s/ Peter Savago
Peter Savago, Director

Date: March 30, 2009	/s/ Thomas D. Weddell
Thomas D. Weddell, Director