Form 10-Q
period 2009-03-31
ES Bancshares, Inc.
filed 2009-05-20
CIK 1358254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐.    NO  ☐.

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

As of May 7, 2009 there were 1,868,505 issued and outstanding shares of the Registrant’s Common Stock

ES BANCSHARES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Part 1. Item 1.

ES BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(Unaudited)

(In thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,456	$12,454
Federal funds sold	—	5

Total cash and cash equivalents	10,456	12,459
Certificates of deposit at other financial institutions	1,948	6,628
Securities:
Available for sale, at fair value	4,204	4,974
Held to maturity, at amortized cost (fair value of $30,150 at March 31, 2009, and $24,166 at December 31, 2008)	29,359	23,529

Total securities	33,563	28,503

Real estate mortgage loans held for sale	1,184	—
Loans receivable	96,591	94,978
Deferred cost	504	512
Allowance for loan losses	(934)	(862)

Total loans receivable, net	96,161	94,628
Accrued interest receivable	587	603
Federal Reserve Bank stock	299	299
Federal Home Loan Bank stock	517	528
Goodwill	581	581
Office properties and equipment, net	780	757
Other assets	414	280

Total assets	$146,490	$145,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$11,688	$12,840
Interest bearing	114,508	111,922
Borrowed funds	9,840	10,074
Accrued interest payable	196	205
Other liabilities	1,226	994

Total liabilities	137,458	136,035

Commitments and contingencies

Stockholders’ equity
Capital stock (par value $0.01; 5,000,000 shares authorized; 1,868,505 shares issued at March 31, 2009, and at December 31, 2008)	19	19
Additional paid-in-capital	17,915	17,911
Accumulated deficit	(8,624)	(8,484)
Accumulated other comprehensive loss	(278)	(215)

Total stockholders’ equity	9,032	9,231

Total liabilities and stockholders’ equity	$146,490	$145,266

See accompanying notes to financial statements.

ES BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Loans	$1,365	$1,225
Securities	384	85
Certificates of deposit	29	67
Federal funds and other earning assets	16	58

Total interest and dividend income	1,794	1,435

Interest expense:
Deposits	850	689
Borrowed funds	88	1

Total interest expense	938	690

Net interest income	856	745
Provision for (reversal of) loan losses	83	(7)

Net interest income after provision for loan losses	773	752

Non-interest income:
Service charges and fees	100	88
Net gain on sales of real estate mortgage loans held for sale	65	15
Net gain on sales of securities available for sale	—	7
Other	49	22

Total non-interest income	214	132

Non-interest expense:
Compensation and benefits	562	574
Occupancy and equipment	203	194
Data processing service fees	70	65
Other	292	326

Total non-interest expense	1,127	1,159

Net (loss) before income taxes	(140)	(275)
Income tax expense	—	—

Net (loss)	(140)	(275)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(63)	19

Comprehensive income (loss)	$(203)	$(256)

Weighted average:
Common shares	1,868,505	1,721,437
(Loss) per common share:
Basic and diluted	$(0.07)	$(0.16)

See accompanying notes to financial statements.

ES BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(In thousands, except per share data)

			Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total
	Capital Stock
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at January 1, 2008	1,721,437	$17	$16,911	$(6,553)	$7	$10,382

Stock based compensation	—	—	4	—	—	4

Comprehensive loss:
Net loss for the period	—	—	—	(275)	—	(275)
Net unrealized gain on available-for-sale securities	—	—	—	—	19	19

Total comprehensive loss						(256)

Balance at March 31, 2008	1,721,437	$17	$16,915	$(6,828)	$26	$10,130

Balance at January 1, 2009	1,868,505	$19	$17,911	$(8,484)	$(215)	$9,231

Stock based compensation	—	—	4	—	—	4

Comprehensive loss:
Net loss for the period	—	—	—	(140)	—	(140)
Net unrealized gain on available-for-sale securities	—	—	—	—	(63)	(63)

Total comprehensive loss						(203)

Balance at March 31, 2009	1,868,505	$19	$17,915	$(8,624)	$(278)	$9,032

See accompanying notes to financial statements.

ES BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss for period	$(140)	$(275)
Adjustments to reconcile net losses to net cash provided by operating activities
Provision for (reversal of) loan losses	83	(7)
Depreciation expense	70	79
Amortization of deferred fees, discounts and premiums, net	2	1
Net originations on loans held for sale	(1,119)	200
Net gain on sale of real estate mortgage loans held for sale	(65)	(15)
Net gain on sale of securities available for sale	—	(7)
Gain on sale of fixed assets	—	(9)
Stock compensation expense	4	4
Changes in assets and liabilities
(Increase) decrease in other assets	(118)	(118)
Increase (decrease) in accrued expenses and other liabilities	223	(181)

Net cash used in operating activities	(1,060)	(328)

Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	4,929	2,649
Purchase of certificates of deposit at other financial institutions	(249)	(1,000)
Purchase of available-for-sale securities	—	(1,653)
Purchase of held-to-maturity securities	(9,056)	(4,486)
Proceeds on sale of securities available for sale	—	506
Proceeds from principal payments and maturities of securities	3,931	1,221
Proceeds on sale of fixed assets	—	9
Net disbursements for loan originations	(1,616)	(2,386)
Redemption of Federal Home Loan Bank stock	11	—
Redemption of Federal Reserve Bank stock	—	10
Leasehold improvements and acquisitions of capital assets	(93)	(40)

Net cash used in investing activities	(2,143)	(5,170)

Cash flows from financing activities:
Net increase in deposits	1,434	8,924
Repayment of borrowings	(234)	—

Net cash provided by financing activities	1,200	8,924

Net increase (decrease) in cash and cash equivalents	(2,003)	3,426
Cash and cash equivalents at beginning of period	12,459	6,752

Cash and cash equivalents at end of period	$10,456	$10,178

Supplemental cash flow information
Interest paid	$947	$689
Income taxes paid	—	—

See accompanying notes to financial statements.

ES BANCSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Empire State Bank (the “Bank”) was organized under federal law in 2004 as a national bank regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank’s deposits are insured up to legal limits by the Federal Deposit Insurance Corporation (“FDIC”). In March 2009, the Bank converted its charter to a New York State commercial bank charter, with the New York Banking Department becoming its primary state regulator.

The Bank filed a securities offering registration statement on Form SB-2 on December 12, 2003, which was amended and subsequently declared effective by the OCC as of January 9, 2004. Pursuant to such registration statement, the Bank in a common stock offering beginning on January 9, 2004 through April 28, 2004, sold 1,650,000 shares of its common stock at a price of $10.00 per share, for an aggregate consideration of $16,500,000 (the “Offering”). In addition, for every five (5) shares of common stock purchased by a subscriber in the offering, such subscriber received a warrant to purchase, within a three-year period, one (1) share of common stock at an exercise price of $12.50 per share. As discussed in Note 4, these warrants were subsequently modified.

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

The consolidated financial statements include the accounts of the Company and the Bank, its wholly owned subsidiary. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated.

The Bank is a full service commercial bank that offers a variety of financial services to meet the needs of communities in its market area. The Bank attracts deposits from the general public and uses such deposits to originate commercial loans, revolving lines of credit, commercial real estate, mortgage loans secured by one-to four-family residences, home equity lines, and to a lesser extent construction, land, and consumer installment loans. The Bank also invests in mortgage-backed and other securities permissible for a New York State chartered commercial bank. The Bank also operated two loan production offices, one in Staten Island, New York, and another in Lynbrook, New York. However, in November of 2007, the Staten Island loan production office was closed in conjunction with the opening of the Bank’s new full service branch in that borough. During the first quarter of 2008, the Bank closed its loan production office in Lynbrook, Nassau County, New York. The Bank’s primary area for deposits includes the Town of Newburgh and the Village of New Paltz, in addition to the communities surrounding those offices, and the borough of Staten Island. The Bank’s primary market area for its lending activities consists of the communities within Orange County, Ulster County, the five boroughs of New York City, and portions of Dutchess, Rockland, Putnam and Westchester Counties, New York.

Note 2. Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year ending December 31, 2009. The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2008, included in Form 10-K filed with the SEC on March 31, 2009.

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

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 4. For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded. Total expense incurred during the periods ending March 31, 2009 and 2008, relating to the options was $4,000 and $4,000, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the warrants or stock options were considered in computing diluted earnings (loss) per share because to do so would have been anti-dilutive.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.5 million at March 31, 2009. The net operating losses are being carried forward and will be available to reduce future taxable income. Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because the Bank has limited operating experience, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. There were no valuation allowances as of March 31, 2009.

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

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

Recently Issued and Not Yet Effective Accounting Standards

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operation or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

Note 3. Loans

The following is a summary of loans receivable at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	(In thousands)
Real estate loans:
One-to-four-family	$22,052	$21,397
Commercial and multi-family	46,252	43,283
Construction or development	1,588	3,931
Home equity	7,934	8,017

Total real estate loans	77,826	76,628

Other loans:
Commercial business	17,560	17,138
Consumer	1,205	1,212

Total other loans	18,765	18,350

Total loans	96,591	94,978

Deferred loan costs, net	504	512
Allowance for loan loss	(934)	(862)

Total loans receivable, net	$96,161	$94,628

Individually impaired loans were as follows:

Period-end loans with no allocated allowance for loan losses	$—	$1,014
Period-end loans with allocated allowance for loan losses	3,224	749

Total	$3,224	$1,763

Amount of allowance for loan losses allocated to impaired loans	$170	$73

Average of individually impaired loans during period	$2,493	$187

Included in impaired loans as of March 31, 2009, are two loans, $1.04 million and $500 thousand, which were restructured in the first quarter of 2009. The restructuring for the $1.04 million loan included modifying the repayment term from 25 years to 30 years. The restructuring for the $500 thousand loan included extending the interest only payment schedule for an additional twelve months. Neither modification included a rate reduction or forgiveness of principal.

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Loans past due over 90 days still on accrual	$—	$35
Nonaccrual loans	$1,633	$749

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	March 31, 2009	December 31, 2008
(In thousands)
Interest income recognized during impairment	$—	$—
Cash-basis interest income recognized	$—	$—

Activity in the allowance for loan losses is summarized as follows for the periods ended March 31, 2009 and 2008.

	March 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$862	$624
Provision for (recovery of) losses	83	(7)
Charge-offs	(11)	—
Recoveries	—	—

Balance at end of period	$934	$617

Note 4. Stock-Based Compensation Plans

Warrants

At January 1, 2008, the Bank had 327,690 total common stock shareholder warrants issued and outstanding. These warrants were convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2008. Additionally, there were 190,000 organizer warrants granted to the Bank’s nineteen organizers in connection with the opening of the Bank as of December 31, 2004. The organizer warrants are convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2009. The organizer warrants, valued at $323,000, were expensed at the time of issuance in accordance with SFAS No. 123.

Effective June 30, 2008, the Company modified the terms of the common stock shareholder warrants to purchase common stock of the Company attached to the 2004 Offering by reducing the exercise price of $10.00 to $6.75, and extended the expiration date from June 28, 2008 to October 31, 2008. Previously, on April 15, 2007, the Company modified the original expiration term of the warrants from June 28, 2007 to June 28, 2008, and reduced the original exercise price from $12.50 to $10.00.

Also effective June 30, 2008, the Company reduced the exercise price of its 190,000 issued and outstanding organizer warrants from $10.00 to $6.75 for a period ending on October 31, 2008, after which the exercise price reverted back to $10.00 per share. There was no additional expense recognized as a result of any of the modifications.

During 2008, there were 147,068 warrants exercised at $6.75. As of November 1, 2008, all common stock warrants expired. As of December 31, 2008 and March 31, 2009, 92,652 organizer warrants were still outstanding. There were no warrants exercised in the first quarter of 2009 or 2008.

Stock Options

On October 19, 2004, the Board of Directors approved the adoption of the Company’s Stock Option Plan which allows for a total of 180,000 shares of authorized but unissued common stock reserved for issuance under the Stock Option Plan, although option exercises may also be funded using treasury shares or shares acquired in open market purchases. These options have a 10-year term and may be either non-qualified stock options or incentive stock options. These options were not deemed granted until shareholder approval occurred on May 3, 2005. The options vest at a rate of 20% on each of five annual vesting dates except for 65,000 options granted to Directors, which vested immediately. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

The Company accounts for stock options under SFAS No. 123 (revised 2004), Share-based Payment (“SFAS No. 123(R)”), using the modified prospective transition method. For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.

A summary of options outstanding under the Stock Option Plan as of March 31, 2009, and changes during the year then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value
Outstanding at January 1, 2009	157,750	$10.42
Granted	—	—
Exercised	—	—
Forfeited or expired	(500)	10.00

Outstanding at March 31, 2009	157,250	$10.42	6.0	—

Options exercisable at March 31, 2009	125,850	$10.48	5.8	—

Vested and expected to vest	157,250	$10.42	6.0

As of March 31, 2009, there was $16,000 of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan. The cost is expected to be recognized over a period of approximately 12 months.

At March 31, 2009, there were 22,250 shares available for future grant under the Stock Option Plan.

Note 5. Fair Value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements In Thousands Using
	Quoted Prices In Active Markets for Markets Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2009 Available for sale securities	$—	$4,204	$—

December 31, 2008 Available for sale securities	$—	$4,974	$—

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements In Thousands Using
	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
March 31, 2009 Impaired loans	$—	$—	$1,694

December 31, 2008 Impaired loans	$—	$—	$1,688

The following represent impairment charges recognized during the period:

As of March 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,790,000, with a valuation allowance of $96,000, resulting in an additional provision for loan losses of $21,000 for the period.

As of December 31, 2008, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,763,000, with a valuation allowance of $75,000, resulting in an additional provision for loan losses of $75,000 for the period.

Note 6. Commitments and Contingencies

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York, and its branch office locations in New Paltz, New York, and Staten Island, New York. The leases are for initial terms of 10 years, 15 years, and 10 year, respectively and have various renewal options. Rent expense under operating leases was $83,000 for the three months ended March 31, 2009. At March 31, 2009, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $269,000 in 2009; $276,000 in 2010; $279,000 in 2011; $282,000 in 2012; $184,000 in 2013; and a total of $991,000 thereafter.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at March 31, 2009 were limited to loan origination commitments of $13.2 million (including one-to-four family loans held for sale of $1.2 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $16.9 million. Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area. Loan origination commitments at March 31, 2009, consisted of adjustable and fixed rate commitments of $7.1 million and $6.1 million respectively, with interest rates ranging from 4.75% to 7.75%.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009, amounted to $146.5 million, representing an increase of $1.2 million, or 0.8%, from $145.3 million at December 31, 2008. The increase in assets was primarily attributable to a $5.1 million increase in total securities, a $1.2 million increase in real estate loans for sale, and a $1.5 million increase in total loans receivable, net, that were partially offset by a $4.7 million decrease in certificates of deposit at other financial institutions, and a $2.0 million decrease in total cash and cash equivalents. These increases reflect our efforts to maintain high liquidity and a well capitalized position.

Overall, loans receivable, net, increased $1.5 million, or 1.6%, to $96.2 million at March 31, 2009, from $94.6 million at December 31, 2008. Commercial and residential real estate mortgage loans, excluding mortgage loans held for sale, increased $1.2 million, or 1.8%, from $68.6 million to $69.9 million. Commercial loans and commercial lines of credit increased $426,000, or 2.6%, from $17.1 million to $17.5 million, and home equity and consumer loans decreased $89,000 or 1.0%, from $9.2 million to $9.1 million, over the same three-month period. Management continues to emphasize the origination of high quality loans to the loan portfolio.

Total cash and cash equivalents at March 31, 2009, decreased $2.0 million, or 16.0%, to $10.5 million from $12.5 million at December 31, 2008, while certificates of deposit at other financial institutions decreased $4.7 million, or 70.6%, to $1.9 million from $6.6 million during the same period. Total securities at March 31, 2009, increased $5.1 million, or 17.8%, to $33.6 million from $28.5 million at December 31, 2008.

Interest bearing deposits increased $2.6 million or 2.3% from December 31, 2008 to March 31, 2009. The net deposit activity over the period consisted largely of a $2.8 million decrease in certificates of deposit, offset by a $5.1 million increase in savings and money market accounts. Over the same three-month period non-interest bearing accounts decreased $1.1 million, or 8.9% from $12.8 million to $11.7 million. Moreover, upon opening the new branch, the Bank closed the loan production office by moving those operations into the same new location.

Stockholders’ equity decreased by $199,000 to $9.0 million at March 31, 2009, from $9.2 million at December 31, 2008. The decrease was primarily attributable to a net loss for the quarter of $140,000 and a $63,000 increase in net unrealized loss in market value of securities available-for-sale. The ratio of stockholders’ equity to total assets decreased to 6.2% at March 31, 2009, from 6.4% at December 31, 2008. Book value per share decreased to $4.83 at March 31, 2009, from $5.23 at December 31, 2008. See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three-month period ended March 31, 2009, as compared to the comparable three-month period ended March 31, 2008. The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown. Substantially all average balances were computed based on daily balances. The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$96,574	$1,365	5.66%	$73,471	$1,225	6.67%
Federal funds	9,994	7	0.27%	6,530	50	3.08%
Certificates of deposit	3,635	29	3.19%	5,000	67	5.39%
Federal Reserve Bank and Federal Home Loan Bank stock	819	9	4.40%	483	8	6.63%
Investment securities	30,417	384	5.05%	6,480	85	5.25%

Total interest-earning assets	141,439	$1,794	5.06%	91,964	$1,435	6.28%

Allowance for loan losses	(913)			(624)
Cash and due from banks	2,062			2,124
Other non-interest earning assets	2,883			2,101

Total assets	$145,471			$95,565

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$2,111	$3	0.46%	$1,981	$8	1.62%
Money Market accounts	31,824	168	2.26%	36,754	294	3.22%

Regular savings accounts	12,552	56	1.84%	11,221	84	3.01%
Certificates of deposit	65,808	623	3.67%	26,032	303	4.68%

Total interest-bearing deposits	112,295	850	3.03%	75,988	689	3.65%

Borrowings	9,227	88	3.82%	89	1	6.22%

Total interest-bearing liabilities	$121,522	$938	3.10%	$76,077	$690	3.65%

Non-interest-bearing liabilities	14,547			9,162

Total liabilities	136,069			85,239

Stockholders’ equity	9,402			10,326

Total liabilities and stockholders’ equity	$145,471			$95,565

Net interest income		$856			$745

Average interest rate spread (1)			1.97%			2.63%
Net interest margin (2)			2.44%			3.24%

Net interest-earning assets (3)	$19,917			$15,887

Ratio of average interest-earning assets to average interest-bearing liabilities			116.39%			120.88%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended March 31, 2009 and March 31, 2008

General. For the quarter ended March 31, 2009, the Company recognized a net loss of $140,000, or ($0.07) per basic and diluted share, as compared to a net loss of $275,000, or ($0.16) per basic and diluted share, for the quarter ended March 31, 2008.

Interest Income. Interest income amounted to $1.8 million for the quarter ended March 31, 2009, as compared to $1.4 million for the quarter ended March 31, 2008. The increase of $359,000 was primarily attributable to a $49.4 million increase in average interest-earning assets from $92.0 million to $141.4 million in the first quarter of 2009, as compared to the same period in 2008. The average yield decreased 122 basis points from 6.28% for the quarter ended March 31, 2008, to 5.06% for the same period in 2009.

Average loan balances increased by $23.1 million, from $73.5 million for the quarter ended March 31, 2008, to $96.6 million for the quarter ended March 31, 2009, while the average yield decreased from 6.67% to 5.66% over the same respective periods. The average balances of the Bank’s federal funds decreased by $3.5 million, over the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008. The average yield on these respective interest-earning assets decreased to 0.27% from 3.08% over the same comparable periods as a result of lower interest rates that were available to these short-term assets. The average balance and yield of the Bank’s investment securities for the quarter ended March 31, 2009, was $30.4 million and 5.05%, respectively, as compared to an average balance of $6.5 million and a yield of 5.25% for the comparable quarter ended one-year earlier. The average balance on certificates of deposit at other financial institutions decreased from $5.0 million for the quarter ended March 31, 2008, to $3.6 million in the respective period in 2009. The average yield declined to 3.19% March 31, 2009, as compared to 5.39% at the quarter ended March 31, 2008, or 220 basis points.

Interest Expense. Total interest expense for the quarter ended March 31, 2009, increased by $248,000, from $690,000 to $938,000, when compared to the same three-month period one year earlier.

The average balances of total interest-bearing liabilities increased $45.4 million to $121.5 million for the quarter ended March 31, 2009, from $76.1 million for the quarter ended March 31, 2008, but the average costs for those liabilities decreased to 3.10% from 3.65% for the same respective periods.

The average balances of the Bank’s certificates of deposit portfolio increased to $65.8 million at an average cost of 3.67% over the quarter ended March 31, 2009, from $26.0 million at an average cost of 4.68% over the same quarter ended one-year earlier. The $39.8 million increase was primarily attributable to the increase in the number of customers that followed the opening of the Bank’s third full service branch in Staten Island, New York, in November 2007. Regular savings account average balances increased by $1.3 million from $11.2 million at an average cost of 3.01% for the quarter ended March 31, 2008, to $12.5 million at an average cost of 1.84% for the quarter ended March 31, 2009.

Average money market account balances decreased $4.9 million, or 13.4% to $31.8 million at an average cost of 2.26% for the quarter ended March 31, 2009, from $36.7 million at an average cost of 3.22% for the quarter ended March 31, 2008. The decreased balances were primarily attributable to the comparatively lower interest rates offered for this deposit category that followed the Federal Reserve’s series of short-term interest rate reductions that commenced in September 2007.

For the quarter ended March 31, 2009, the average balance of the Company’s borrowed funds was $9.2 million and its average cost was 3.82%, as compared to $89,000 and an average cost of 6.22% for the quarter ended March 31, 2008. The increase was primarily a result of our borrowing $10.0 million from the Federal Home Loan Bank of New York in five-year amortizing and structured advances to purchase mortgage-backed securities. At March 31, 2009, the weighted average term to maturity of our borrowings was approximately 3.7 years.

Net Interest Income. Net interest income was approximately $856,000 for the quarter ended March 31, 2009, as compared to $745,000 for the same quarter in the prior year. The Bank’s average interest rate spread decreased to 1.97% for the quarter ended March 31, 2009, from 2.63% for the quarter ended March 31, 2008, while the net interest margin decreased to 2.44% from 3.24%, over the same respective periods.

Provision for Loan Losses. For the three months ended March 31, 2009, management provided an additional $83,000 to the provision. The Company is still too new to have developed enough internal historical loan loss experience. As a result, management decided it was prudent to increase several loan loss reserve components to more adequately reflect the national economic downturn. Comparatively, the provision was ($7,000) for the quarter ended March 31, 2008.

Non-Interest Income. Non-interest income for the quarter ended March 31, 2009 increased $82,000 to approximately $214,000 as compared to $132,000 for the quarter ended March 31, 2008. Service charges and fees increased by $12,000, from $88,000 for the quarter ended March 31, 2008, to $100,000 for the quarter ended March 31, 2009, primarily as a result of servicing a greater number of deposit and loan customers. The net gain on the sales of real estate mortgage loans increased $50,000 to $65,000 at March 31, 2009, as compared to $15,000 at March 31, 2008, primarily because of the increase in refinancing activities. Other non-interest income categories increased to $49,000 for the quarter ended March 31, 2009, from $22,000 for the same quarter in 2008, an increase of $27,000.

Non-Interest Expense. Non-interest expense for the quarter ended March 31, 2009 decreased $32,000 when compared to the same quarter in 2008. Compensation and benefits decreased $12,000 primarily as a result of employee turnover. Other non-interest expense decreased to $292,000 for the quarter ended March 31, 2009, from $326,000 for the quarter ended March 31, 2008. The $34,000 decrease was primarily due to the reduction in professional and consulting fees, advertising, and other operating expenses related to the expansion of the Bank’s business activities.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities. For the three months ended March 31, 2009, the Company originated loans of approximately $12.4 million including real estate mortgage loans held for sale. At March 31, 2009, the Company had outstanding loan origination commitments of $13.2 million (including one-to-four-family real estate mortgage loans held for sale of $1.2 million) and undisbursed lines of credit and construction loans in process of $16.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At March 31, 2009, total deposits were approximately $126.2 million of which approximately $62.3 million were in certificates of deposit. Certificates of deposit scheduled to mature in one year or less from March 31, 2009, totaled $34.7 million. Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.2 million. This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years. As of March 31, 2009, the outstanding balance is $615,000. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets. The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments. Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds. In general the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed. The Bank monitors its liquidity on a regular basis. Excess liquidity is invested in overnight federal funds sold and other short-term investments. The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million. This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days. The Bank did not utilize this credit facility at any time during the quarter ending March 31, 2009.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital. As of March 31, 2009, the Bank’s risk weighted capital to risk weighted assets was 10.1%; its Tier I capital to risk weighted assets was 9.2% and its Tier I capital to average assets capital ratios was 6.5%. As of December 31, 2008, the Bank’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets Tier I capital to average assets capital ratios were 11.0%, 10.1% and 6.8%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to Smaller Reporting Company.

Item 4T.	Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of March 31, 2009, and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Document	Reference to Previous Filing If Applicable
3.1	Articles of Incorporation	*

3.2	Amended Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement between ES Bancshares, Inc. and Anthony P. Costa, dated December 29, 2008	***

10.2	Employment Agreement between Empire State Bank, N.A. and Anthony P. Costa, dated December 29, 2008	***

10.3	Employment Agreement between ES Bancshares, Inc. and Philip Guarnieri, dated December 29, 2008	***

10.4	Employment Agreement between Empire State Bank, N.A. and Philip Guarnieri, dated December 29, 2008	***

10.5	Employment Agreement between ES Bancshares, Inc. and Arthur W. Budich, dated December 29, 2008	***

10.6	Employment Agreement between Empire State Bank, N.A. and Arthur W. Budich, dated December 29, 2008	***

10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***

10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***

10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**

10.10	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Employee	****

10.11	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Outside Directors	****

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.
**	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 14, 2006, and subsequently amended on April 18, 2006; May 1, 2006; May 16, 2006; and May 23, 2006; and a post-effective amendment filed on June 9, 2006.
***	Incorporate by reference to the Company Current Report on Form 8-K filed with the SEC on January 5, 2009.
****	Incorporate by reference to the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of May 19, 2009.

ES Bancshares, Inc.

	By:	/s/ Anthony P Costa
Date: May 19, 2009		Anthony P. Costa
Chairman and Co-Chief Executive Officer

	By:	/s/ Charles E. Burnett
Date: May 19, 2009		Charles E. Burnett
Vice President and Chief Financial Officer