Form 10-Q
period 2009-06-30
ES Bancshares, Inc.
filed 2009-08-14
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                     ---------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009


                               ES BANCSHARES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

            MARYLAND                                    20-4663714
 -------------------------------                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


                  68 North Plank Road, Newburgh, New York 12550
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (866) 646-0003
                                 --------------
                 Issuer's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X]. NO [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ ]. NO [ ].

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]                    Accelerated filer [ ]
    Non-accelerated filer [ ]                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [ ]. NO [X].

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of August 1, 2009 there were 1,996,070 issued and outstanding shares of the Registrant's Common Stock.

                               ES BANCSHARES, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009


                         PART I - FINANCIAL INFORMATION

                                                                                                          Page
Item 1.           Financial Statements (Unaudited)
                  Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.........................1
                  Consolidated Statements of Income for the Three and Six Months Ended
                      June 30, 2009, and 2008................................................................2
                  Consolidated Statement of Changes in Stockholders' Equity
                      For the Six Months Ended June 30, 2009 and 2008........................................3
                  Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2009 and 2008.................................................................4
                  Notes to Unaudited Consolidated Financial Statements.......................................5
Item 2.           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................................18
Item 3.           Quantitative and Qualitative Disclosures About Market Risk................................26
Item 4T.          Controls and Procedures...................................................................26


                           PART II - OTHER INFORMATION


Item 1.           Legal Procedures..........................................................................26
Item 1A           Risk Factors..............................................................................26
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...............................27
Item 3            Defaults Upon Senior Securities...........................................................27
Item 4.           Submission of Matters to a Vote of Security Holders.......................................27
Item 5.           Other Information.........................................................................28
Item 6.           Exhibits..................................................................................29
                  Signatures................................................................................30


Part 1. Item 1.
                               ES BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                     June 30,         December 31,
                                                                                       2009               2008
                                                                                       ----               ----
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                      $       16,984    $        12,454
     Federal funds sold                                                                        -                  5
                                                                                  --------------    ---------------
         Total cash and cash equivalents                                                  16,984             12,459
Certificates of deposit at other financial institutions                                    3,354              6,628
Securities:
     Available for sale, at fair value                                                     4,259              4,974
     Held to maturity, at amortized cost (fair value of $29,399
       at June 30, 2009, and $24,166 at December 31, 2008)                                28,794             23,529
                                                                                  --------------    ---------------
         Total securities                                                                 33,053             28,503

Real estate mortgage loans held for sale                                                   1,036                  -
Loans receivable                                                                          97,639             94,978
     Deferred costs                                                                          505                512
     Allowance for loan losses                                                            (1,031)              (862)
                                                                                  ---------------   ----------------
         Total loans receivable, net                                                      97,113             94,628
Accrued interest receivable                                                                  606                603
Federal Reserve Bank stock                                                                   287                299
Federal Home Loan Bank stock                                                                 594                528
Goodwill                                                                                     581                581
Office properties and equipment, net                                                         720                757
Other assets                                                                                 435                280
                                                                                  --------------    ---------------
         Total assets                                                             $      154,763    $       145,266
                                                                                  ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
     Non-interest bearing                                                         $       13,492    $        12,840
     Interest bearing                                                                    120,117            111,922
Borrowed funds                                                                             9,603             10,074
Accrued interest payable                                                                     174                205
Other liabilities                                                                          1,650                994
                                                                                  --------------    ---------------
         Total liabilities                                                               145,036            136,035
Commitments and contingencies

Stockholders' equity
     Preferred Stock (par value $0.01; 5,000,000 shares authorized; 0 shares issued at June 30, 2009 and December 31, 2008,
       respectively)                                                                           -                  -
     Capital stock (par value $0.01; 5,000,000 shares authorized;
       1,996,070 shares issued at June 30, 2009,
       1,868,505 at December 31, 2008)                                                        20                 19
     Additional paid-in-capital                                                           18,605             17,911
     Accumulated deficit                                                                  (8,790)            (8,484)
     Accumulated other comprehensive loss                                                   (108)              (215)
                                                                                  ---------------   ----------------
         Total stockholders' equity                                                        9,727              9,231
                                                                                  --------------    ---------------
         Total liabilities and stockholders' equity                               $      154,763    $       145,266
                                                                                  ==============    ===============

See accompanying notes to financial statements.

                               ES BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   For the Three Months                 For the Six Months
                                                      Ended June 30,                      Ended June 30,
                                             ---------------------------------   ---------------------------------
                                                 2009               2008              2009              2008
                                             --------------    ---------------   ---------------    --------------

Interest and dividend income:
   Loans                                     $       1,397     $        1,207    $        2,762     $       2,432
   Securities                                          406                294               790               379
   Certificates of deposit                              11                 69                40               136
   Fed Funds and other earning assets                   20                 45                36               103
                                             --------------    ---------------   ---------------    --------------
     Total interest and dividend income              1,834              1,615             3,628             3,050
                                             --------------    ---------------   ---------------    --------------

Interest expense:
   Deposits                                            755                678             1,605             1,367
   Borrowed funds                                       84                 69               172                70
                                             --------------    ---------------   ---------------    --------------
     Total interest expense                            839                747             1,777             1,437
                                             --------------    ---------------   ---------------    --------------

       Net interest income                             995                868             1,851             1,613

Provision for loan losses                               97                 90               180                83
                                             --------------    ---------------   ---------------    --------------
       Net interest income after                       898                778             1,671             1,530
         provision for loan losses
                                             --------------    ---------------   ---------------    --------------

Non-interest income:
   Service charges and fees                            124                119               224               207
   Net gain on sales of real estate
   mortgage loans held for sale                         89                 23               154                38
   Net gain on securities available for
     sale                                              --                  --                 -                 7
   Other                                               158                 20               207                42
                                             --------------    ---------------   ---------------    --------------
     Total non-interest income                         371                162               585               294
                                             --------------    ---------------   ---------------    --------------

Non-interest expense:
   Compensation and benefits                           584                577             1,146             1,151
   Occupancy and equipment                             183                211               386               405
   Data processing service fees                         72                 65               142               130
   Other                                               595                322               887               648
                                             --------------    ---------------   ---------------    --------------
     Total non-interest expense                      1,434              1,175             2,561             2,334
                                             --------------    ---------------   ---------------    --------------

       Net (loss) before income taxes                 (165)              (235)             (305)             (510)
Income tax expense                                      --                 --                --                --
                                             --------------    ---------------   ---------------    --------------
       Net (loss)                            $        (165)    $         (235)   $         (305)    $        (510)
                                             --------------    ---------------   ---------------    --------------

Other comprehensive income (loss):
       Net unrealized gain/(loss) on
         available-for-sale securities                 170                (55)              107               (36)
                                             --------------    ---------------   ---------------    --------------
Comprehensive income (loss)                  $           5     $         (290)   $         (198)     $       (546)
                                             ==============    ===============   ===============    ==============

Weighted average:
       Common shares                             1,869,907          1,721,437         1,869,214         1,721,437
(Loss) per common share:
       Basic & diluted                       $       (0.09)    $        (0.14)   $        (0.16)    $       (0.30)
                                             ==============    ===============   ===============    ==============

See accompanying notes to finanacial statements.

                               ES BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                         Accumulated
                                                             Additional                     Other
                                      Capital Stock           Paid-In     Accumulated   Comprehensive
                                  Shares        Amount        Capital       Deficit         Gain           Total
                                  ------        ------        -------       -------         ----           -----

Balance at January 1, 2008        1,721,437   $     17      $   16,911    $   (6,553)     $     7        $   10,382

Stock based compensation                  -          -               5             -            -                5

Comprehensive loss:
   Net loss for the period                -          -               -          (510)           -             (510)
   Net unrealized gain on
     available-for-sale securities        -          -               -             -          (36)             (36)
                                                                                                       ------------
     Total comprehensive loss                                                                                  (546)
                               ------------  -------------  ------------  ------------   -----------   ------------
Balance at June 30, 2008          1,721,437   $     17      $   16,916    $   (7,063)     $   (29)       $    9,841
                               ============  =============  ============  ============   ============  ============

Balance at January 1, 2009        1,868,505   $     19      $   17,911    $   (8,484)     $  (215)       $    9,231

Stock based compensation                  -          -               9             -            -                9

Comprehensive loss:
   Net loss for the period                -          -               -          (305)           -             (305)
   Net unrealized gain on
     available-for-sale securities        -          -               -             -          107              107
                                                                                                       ------------
Total comprehensive loss                                                                                      (198)
                                                                                                       ------------

Net proceeds from issuance
    of  common stock                127,565          1             685             -            -              686


Balance at June 30, 2009          1,996,070   $     20      $   18,605    $   (8,790)     $  (108)       $   9,727
                               ============  =============  ============  =============  ============  ============

                                       3

                               ES BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                            2009               2008
                                                                                            ----               ----
Cash flows from operating activities:
     Net loss for period                                                          $         (305)   $          (510)
     Adjustments to reconcile net losses to net cash provided by operating activities
         Provision for loan losses                                                           180                 83
         Depreciation expense                                                                132                179
         Amortization of deferred fees, discounts and premiums, net                          (25)                 3
         Net proceeds (originations) on loans held for sale                               (1,036)               387
         Net gain on sale of real estate mortgage loans held for sale                       (154)               (38)
         Net gain on sale of securities available for sale                                     -                 (7)
         Gain on sale of fixed assets                                                          -                 (9)
         Stock compensation expense                                                            8                  5
         Changes in assets and liabilities
              Increase in other assets                                                      (157)              (147)
              Increase in accrued expenses and other liabilities                             626                 49
                                                                                  --------------    ---------------
                  Net cash used in operating activities                                     (732)                (5)

Cash flows from investing activities:
     Maturity of certificates of deposit at other financial institutions                   6,279              4,249
     Purchase of certificates of deposit at other financial institutions                  (3,005)            (7,102)
     Purchase of available-for-sale securities                                                 -             (2,929)
     Purchase of held-to-maturity securities                                             (11,356)           (20,265)
     Proceeds on sale of securities available for sale                                         -                506
     Proceeds from principal payments and maturities of securities                         6,895              3,601
     Proceeds on sale of fixed assets                                                          -                  9
     Net disbursements for loan originations                                              (2,468)           (10,137)
     Purchase of Federal Home Loan Bank stock                                                (67)              (463)
     Redemption of Federal Home Loan Bank stock                                                -                  3
     Redemption of Federal Reserve Bank stock                                                 12                 18
     Leasehold improvements and acquisitions of capital assets                               (94)               (49)
                                                                                  ---------------   ---------------
         Net cash used in investing activities                                            (3,805)           (32,559)

Cash flows from financing activities:
     Net increase in deposits                                                              8,847             25,835
     Proceeds of advance from FHLB                                                             -              9,948
     Repayment of borrowings                                                                (471)                 -
        Net proceeds from common stock issuance                                              686                  -
                                                                                  --------------    ---------------
         Net cash provided by financing activities                                         9,062             35,783
                                                                                  --------------    ---------------

Net increase in cash and cash equivalents                                                  4,525              3,219
Cash and cash equivalents at beginning of period                                          12,459              6,752
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                        $       16,984    $         9,971
                                                                                  ==============    ===============

Supplemental cash flow information
     Interest paid                                                                $        1,808    $         1,390
     Income taxes paid                                                                         -                  -

See accompanying notes to financial statements

                               ES BANCSHARES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1.  Nature of Operations

         Empire State Bank (the "Bank") was organized under federal law in 2004 as a national bank regulated by the Office of the Comptroller of the Currency ("OCC"). The Bank's deposits are insured up to legal limits by the FDIC. In March 2009, the Bank converted its charter to a New York State commercial bank charter, with the New York Banking Department becoming its primary state regulator.

         On April 28, 2004, the Bank sold 1,650,000 shares of its common stock at a price of $10.00 per share, for an aggregate consideration of $16,500,000 (the "Offering"). In addition, for every five (5) shares of common stock purchased by a subscriber in the offering, such subscriber received a warrant to purchase, within a three-year period, one (1) share of common stock at an exercise price of $12.50 per share. As discussed in Note 4, these warrants were subsequently modified.

         The Board of Directors entered into an Agreement and Plan of Share Exchange (the "Plan") on March 21, 2006, as amended and restated as of May 16, 2006, under which the Bank reorganized into a one-bank holding company structure (the "Reorganization"). In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the "Company"), a Maryland corporation, to serve as its holding company. The Reorganization was effected by an exchange of all of the outstanding shares of Bank Common Stock for shares of Company Common Stock (the "Share Exchange"). Following the Share Exchange, the Bank became a wholly owned subsidiary of the Company and former shares of Bank Common Stock represent the same number of shares of Company Common Stock.

         The Company filed a Registration Statement on Form S-4 that the Securities and Exchange Commission (the "SEC") declared effective on May 25, 2006. The Bank's shareholders approved the Reorganization at our Annual Meeting of Shareholders on July 6, 2006. The Reorganization was completed on August 15, 2006.

         The consolidated financial statements include the accounts of the Company and the Bank, its wholly owned subsidiary. The Company's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated.

         The Bank is a full service commercial bank that offers a variety of financial services to meet the needs of communities in its market area. The Bank attracts deposits from the general public and uses such deposits to originate commercial loans, revolving lines of credit, commercial real estate, mortgage loans secured by one-to four-family residences, home equity lines, and to a lesser extent construction, land, and consumer installment loans. The Bank also invests in mortgage-backed and other securities permissible for a New York State chartered commercial bank. The Bank also operated two loan production offices, one in Staten Island, New York, and another in Lynbrook, New York. However, in November of 2007, the Staten Island loan production office was closed in conjunction with the opening of the Bank's new full service branch in that borough. During the first quarter of 2008, the Bank closed its loan production office in Lynbrook, Nassau County, New York. The Bank's primary area for deposits includes the Town of Newburgh and the Village of New Paltz, in addition to the communities surrounding those offices, and the borough of Staten Island. The Bank's primary market area for its lending activities consists of the communities within Orange County, Ulster County, the five boroughs of New York City, and portions of Dutchess, Rockland, Putnam and Westchester Counties, New York.

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

Stock Options

         The Company has a stock-based compensation plan as more fully described in Note 4. For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company's Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded. Total expense incurred during the six months ended June 30, 2009 and 2008, relating to the options was $9 thousand and $5 thousand, respectively.

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

Income Taxes

         Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.6 million at June 30, 2009. The net operating losses are being carried forward and will be available to reduce future taxable income. Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because the Bank has limited operating experience, management recorded a valuation allowance against the total amount of deferred tax assets.

Securities

         The Company is required to report readily-marketable equity and debt securities in one of the following categories: (i) "held-to-maturity" (management has the positive intent and ability to hold to maturity), which are reported at amortized cost; (ii) "trading" (held for current resale), which are to be reported at fair value, with unrealized gain and losses included in earnings; and (iii) "available for sale" (all other debt and marketable equity securities), which are to be reported at fair value, with unrealized gains and losses reported net of taxes, as accumulated other comprehensive income, a separate component of stockholders' equity.

         Premiums and discounts on investments in debt and equity securities are amortized to expense or accreted to income over the estimated life of the respective securities using methods approximating the effective interest method. Gains and losses on the sales of securities are recognized upon realization based on the specific identification method.

Loans Held for Sale

         Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. There were no valuation allowances as of June 30, 2009.

Loans

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees and costs on originated loans and any unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct loan origination costs will be deferred and the net amount amortized as an adjustment of the related loan's yield using methods that approximate the interest method over the contractual life of the loan. Loan interest income is accrued daily on outstanding balances.

Allowance for Loan Losses

         The allowance for loan losses is increased by provisions for loan losses charged to income. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized. The allowance for loan losses is a significant estimate based upon management's periodic evaluation of the loan portfolio under current economic conditions, considering factors such as the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, and the estimated value of the underlying collateral. Establishing the allowance for loan losses involves significant management judgment, utilizing the best available information at the time of review. Those judgments are subject to further review by various sources, including the Bank's regulators, who may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. While management estimates loan losses using the best available information, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management's judgment should be charged off.

Subsequent Events

         Events occurring subsequent to June 30, 2009 have been evaluated as to their potential impact to the financial statements through the date of filing this Form 10-Q, August 13, 2009.

Cash Flows

         Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased.

Adoption of New Accounting Standards

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

         In April 2009, the FASB issued FSP No. 115-2 and No.124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption was not material.

         In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This

FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter, however, the adoption did not have a material effect on the results of operation or financial position.

         In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009. The impact of the adoption was not material.

         In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, which establishes principles and requirements for subsequent events. In particular, this Statement defines (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material effect on the Company's financial condition, results of operations or cash flows.

         On June 12, 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. Statement Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. The adoption of these standards are not expected to impact the Company's consolidated financial statements.

         On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted
Accounting Principles - A Replacement of FASB Statement No. 162. With the issuance of this statement, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The issuance of the Codification is not intended to change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to impact the Company's consolidated financial statements.

The SEC's Office of the Chief  Accountant  published Staff  Accounting  Bulletin
(SAB) No. 112. SAB 112 which was effective June 10, 2009 and amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, SAB 112 aims to bring existing guidance into conformity with recent pronouncements by the FASB, including FASB Statement No. 141 (Revised December 2007), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of this bulletin is not expected to impact the Company's consolidated financial statements.

NOTE 3 - INVESTMENT SECURITIES

         The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities
available-for-sale   at  June  30,  2009  and  December   31,   2008.


                                                     June 30, 2009
                                  ----------------------------------------------------
                                                     (in thousands)

                                    Amortized       Gross Unrealized         Fair
                                                 ------------------------
                                      Cost          Gains      Losses        Value
                                  -------------- -----------  ----------- ------------

Residential MBS                    $   1,567     $     14     $      (2)    $ 1,579
U.S. Government Agencies               1,499            7            --       1,506
Trust Preferred Securities             1,300           --          (126)      1,174
                                  -------------- -----------  ----------- ------------
   Total                           $   4,366     $     21     $    (128)    $ 4,259
                                  ============== ===========  =========== ============


                                                   December 31, 2008
                                  ----------------------------------------------------
                                                     (in thousands)

                                    Amortized       Gross Unrealized         Fair
                                                 ------------------------
                                      Cost          Gains      Losses        Value
                                  -------------- -----------  ----------- ------------

Residential MBS                    $   1,807    $      --     $     (47)    $ 1,760
U.S. Government Agencies               2,080           15            --       2,095
Trust Preferred Securities             1,302                       (183)      1,119
                                  -------------- -----------  ----------- ------------
   Total                           $   5,189     $     15     $    (230)    $ 4,974
                                  ============== ===========  =========== ============

         The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities held-to-maturity at June 30, 2009 and December 31, 2008.


                                                     June 30, 2009
                                  ----------------------------------------------------
                                                     (in thousands)


                                    Amortized       Gross Unrealized         Fair
                                                 ------------------------
                                      Cost          Gains      Losses        Value
                                  -------------- ------------------------ ------------

Mortgaged-backed securities        $   28,194     $     645  $      (63)   $ 28,776
U.S. Government Agencies                  600            23          --         623
                                  -------------- ------------------------ ------------
   Total                           $   28,794     $     668  $      (63)   $ 29,399
                                  ============== ======================== ============


                                  ----------------------------------------------------
                                                   December 31, 2008
                                  ----------------------------------------------------
                                                     (in thousands)


                                    Amortized       Gross Unrealized         Fair
                                                 ------------------------
                                      Cost          Gains      Losses        Value
                                  -------------- ------------------------ ------------


Mortgaged-backed securities        $   19,459     $     596  $       --    $ 20,055
U.S. Government Agencies                4,070            41          --       4,111
                                  -------------- ------------------------ ------------

   Total                           $   23,529     $     637  $       --    $ 24,166
                                  ============== ======================== ============

         The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale and held-to-maturity at June 30, 2009, with amounts shown by remaining term to contractual maturity. Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

                                           --------------------------
                                                 June 30, 2009
                                           --------------------------
                                                (in thousands)

                                            Amortized      Fair
                                               Cost        Value
                                           --------------------------
Available-for-Sale:
Mortgaged-backed securities                 $   1,567   $   1,579
U.S. Government Agencies
      Due less than one year                       --          --
      One year to less than three years            --          --
      Three years to less than five years          --          --
      Five years to ten years                      --          --
      More than ten years                       1,499       1,506
Trust Preferred Securities                      1,300       1,174
                                           --------------------------
                Total                       $   4,366   $   4,259
                                           ==========================



                                                June 30, 2009
                                           ------------------------
                                               (in thousands)
                                           ------------------------

                                            Amortized     Fair
                                               Cost       Value
                                           ------------------------
Held-to-Maturity:
Mortgaged-backed securities                 $ 28,194    $ 28,776
U.S. Government Agencies
      Due less than one year                      --          --
      One year to less than three years          600         623
      Three years to less than five years         --          --
      Five years to ten years                     --          --
      More than ten years                         --          --
Trust Preferred Securities                        --          --
                                           ------------------------
                 Total                      $ 28,794    $ 29,399
                                           ========================

         The following tables summarize, for all securities in an unrealized loss position at June 30, 2009 and December 31, 2008, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position.

                                                         June 30,
                                                          2009
                                           ------------------------------------

                                 Less Than 12 Months      12 Months or More            Total
                               ------------------------------------------------------------------------
                                  Fair      Unrealized    Fair     Unrealized    Fair      Unrealized
                                  Value        Loss       Value       Loss       Value        Loss
                               ------------------------------------------------------------------------
                                                           (In thousands)

Mortgaged-backed securities       $  5,259   $    54      $  1,098   $    11     $   6,357   $    65
U.S. Government Agencies                 -         -             -         -             -         -
Trust Preferred Securities               -         -         1,174       126         1,174       126
                               ------------------------------------------------------------------------
  Total temporarily impaired      $  5,259   $    54      $  2,272   $   137     $   7,531   $   191
                            ========================================================================

                                                       December 31,
                                                          2008
                                           ------------------------------------

                                 Less Than 12 Months      12 Months or More            Total
                               ------------------------------------------------------------------------
                                  Fair      Unrealized    Fair     Unrealized    Fair      Unrealized
                                  Value        Loss       Value       Loss       Value        Loss
                               ------------------------------------------------------------------------
                                                           (In thousands)

Mortgaged-backed securities       $      -   $     -      $  1,178   $    47     $   1,178   $    47
U.S. Government Agencies                 -         -             -         -             -         -
Trust Preferred Securities           1,119       183                       -         1,119       183
                               ------------------------------------------------------------------------
  Total temporarily impaired      $  1,119   $   183      $  1,178   $    47     $   2,297   $   230
                            ========================================================================


         The Bank evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

         At June 30, 2009, five debt securities have unrealized losses of approximately $54 thousand, and seven others have unrealized losses of approximately $137 thousand, that have existed for less than twelve months, and less than thirty months, respectively, from the Bank's cost basis, and are largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

Note 4.  Stock-Based Compensation Plans

Warrants

         At January 1, 2008, the Bank had 327,690 total common stock shareholder warrants issued and outstanding. These warrants were convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2008. Additionally, there were 190,000 organizer warrants granted to the Bank's nineteen organizers in connection with the opening of the Bank as of December 31, 2004. The organizer warrants were convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2009. The organizer warrants, valued at $323,000, were expensed at the time of issuance in accordance with SFAS No. 123.

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

         During 2008, there were 147,068 warrants exercised at $6.75. As of November 1, 2008, all common stock warrants expired. As of December 31, 2008 there were 92,952 organizer warrants still outstanding. At June 30, 2009, all organizer warrants were expired. There were no warrants exercised during the first six months of 2009 or 2008.

Stock Options

         On October 19, 2004, the Board of Directors approved the adoption of the Company's Stock Option Plan which allows for a total of 180,000 shares of authorized but unissued common stock reserved for issuance under the Stock Option Plan, although option exercises may also be funded using treasury shares or shares acquired in open market purchases. These options have a 10-year term and may be either non-qualified stock options or incentive stock options. These options were not deemed granted until shareholder approval occurred on May 3, 2005. The options vest at a rate of 20% on each of five annual vesting dates except for 65,000 options granted to Directors, which vested immediately. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date.

         The Company  accounts  for stock  options  under SFAS No. 123  (revised
2004), Share-based Payment ("SFAS 123(R)"), using the modified prospective transition method. For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company's Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.

         A summary of options outstanding under the Company's Stock Option Plan as of June 30, 2009, and changes during the year then ended is presented below.

                                                                                            Weighted
                                                                             Weighted        Average
                                                                              Average       Remaining
                                                                             Exercise      Contractual     Intrinsic
                                                              Shares           Price      Term (years)       Value
                                                              ------           -----      -----------        -----

         Outstanding at January 1, 2009                       157,750    $     10.42
         Granted                                                    -              -
         Exercised                                                  -              -
         Forfeited or expired                                    (500)         10.00
                                                          ------------   -----------    -----------     -----------
         Outstanding at June 30, 2009                         157,250    $     10.42            6.0               -
                                                          ===========    ===========    ===========     ===========
         Options exercisable at June 30, 2009                 126,850    $     10.47            5.8               -
                                                          ===========    ===========    ===========     ===========
         Vested and expected to vest                          157,250    $     10.42            6.0
                                                          ===========    ===========    ===========

         As of June 30, 2009, there was $10 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan. The cost is expected to be recognized over a period of approximately 12 months.

         At June 30, 2009, there were 22,750 shares available for future grant under the Stock Option Plan.

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

         Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

         The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

         Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                                              Fair Value Measurements
                                                                                In Thousands Using
                                                               ----------------------------------------------------
                                                                Quoted Prices       Significant
                                                                  In Active            Other           Significant
                                                                 Markets for        Observable        Unobservable
                                                               Markets Assets         Inputs             Inputs
                                                                  (Level 1)          (Level 2)          (Level 3)
                                                                  --------           --------           --------
         Assets:
              June 30, 2009 Available for
              sale securities                                  $      -           $    4,259           $       -

              December 31, 2008 Available for
                sale securities                                $      -           $    4,974           $       -

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

         Total non-accrual loans were $2.7 million and $749 thousand at June 30, 2009 and December 31, 2008, respectively.

         Carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 were as follows:

                                                   June 30,               December 31,
                                                     2009                     2008
                                                     ----                     ----
                                             Carrying    Fair          Carrying    Fair
                                              Amount     Value          Amount     Value
                                             --------  ----------      --------   --------
Financial assets
     Cash and due from banks                 $ 16,984    $ 16,984     $ 12,454    $ 12,454
     Federal Funds Sold                             -                        5           5
     Securities available for sale              4,259       4,259        4,974       4,974
     Securities held to maturity               28,794      29,399       23,529      24,166
     Loans, net                                97,113      97,696       94,628      96,610
     Federal Home Loan Bank stock                 594         594          528         528
     Federal Reserve Bank stock                   287         287          299         299
     Accrued interest receivable                  606         606          603         603

Financial Liabilities
     Deposits                                 133,609     133,970      124,762     125,747
     Federal Home Loan Bank advances            8,988       9,129        9,459       9,682
     Other borrowings                             615         625          615         547
     Accrued interest payable                     174         174          205         205

         The methods and assumptions used to estimate fair value are described as follows:

         Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

Note 6.  Commitments and Contingencies

Legal Proceedings

         The Company has not been a party to any legal proceedings that may have a material effect on the Company's results of operations and financial condition. However, in the normal course of its business, the Company may become involved as plaintiff or defendant in proceedings such as judicial mortgage foreclosures and proceedings to collect on loan obligations and to enforce contractual obligations.

Operating Lease Commitments

         The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office locations in New Paltz, New York, and Staten Island, New York. The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options. Rent expense under operating leases was $80 thousand for the three months ended June 30, 2009. At June 30, 2009, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $134 thousand in 2009, $273 thousand in 2010, $276 thousand in 2011, $262 thousand in 2012; $183 thousand in 2013; and a total of $826 thousand thereafter.

Off-Balance Sheet Financial Instruments

         The Company's off-balance sheet financial instruments at June 30, 2009, were limited to loan origination commitments of $5.30 million (including one-to-four family loans held for sale of $3.67 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $10.82 million. Substantially all of these commitments and lines of credit have been provided to customers within the Bank's primary lending area. Loan origination commitments at June 30, 2009 consisted of adjustable and fixed rate commitments of $1.36 million and $3.94 million respectively, with interest rates ranging from 3.2500% to 6.5000%.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This Report on Form 10-Q of the Company includes "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company. All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption "Management's Discussion and Analysis" regarding the Company's business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements. When used in this Report, the words "anticipate," "believe," "estimate," "project," "predict," "expect," "intend" or words or phrases of similar import, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including risks and uncertainties including changes in economic conditions in our market area, changes in local real estate values, changes in regulatory policies, fluctuations in interest rates, local loan and deposit demand levels, competition, our ability to control expenses, our ability to increase our lower cost deposits, the level of deposit insurance premiums, our ability to execute our plan to attain profitability, our ability to expand operations in our new Staten Island office and other factors. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

         Total assets at June 30, 2009, amounted to $154.8 million, representing an increase of $9.5 million, or 6.5%, from $145.3 million at December 31, 2008. The increase in assets was primarily attributable to a $4.6 million increase in total securities, a $1.0 million increase in real estate loans for sale, a $2.5 million increase in total loans receivable, net, and a $4.5 million increase in total cash and cash equivalents. These increases, which reflect our efforts to maintain high liquidity and a well capitalized position, were partially offset by a $4.7 million decrease in certificates of deposit at other financial institutions.

         Overall, net loans receivable increased $2.5 million, or 2.6%, to $97.1 million at June 30, 2009, from $94.6 million at December 31, 2008. Commercial and residential real estate mortgage loans, excluding mortgage loans held for sale, increased $2.2 million, or 3.3%, from $65.9 million to $68.1 million. Commercial loans and commercial lines of credit increased $1.1 million, or 6.7%, from $16.4 million to $17.5 million, and home equity and consumer loans decreased $627 thousand or 6.8%, from $9.2 million to $8.6 million, over the same six-month period. Management continues to emphasize the origination of high quality loans to the loan portfolio. Non-performing loans, which constitute non-accrual loans, at June 30, 2009 totaled $2.7 million compared to $753 thousand at December 31, 2008.

         Total cash and cash equivalents at June 30, 2009, increased $4.5 million, or 36.0%, to $17.0 million from $12.5 million at December 31, 2008, while certificates of deposit at other financial institutions decreased $3.2 million, or 48.5%, to $3.4 million from $6.6 million during the same period. Total securities at June 30, 2009, increased $4.6 million, or 16.1%, to $33.1 million from $28.5 million at December 31, 2008 in an effort to deploy excess cash flows in a prudent manner.

         Interest bearing deposits increased by $8.2 million to $120.1 million at June 30, 2009, from $111.9 million at December 31, 2008. The net growth over the period consisted of a $6.7 million increase in savings and money market accounts and a $1.7 million increase in NOW accounts partially offset by a $194 thousand decrease in certificates of deposit. Over the same six-month period non-interest bearing accounts increased $652 thousand, or 5.1% from $12.8 million to $13.5 million

         Stockholders' equity increased by $496 thousand to $9.7 million at June 30, 2009, from $9.2 million at December 31, 2008. The increase was primarily attributable to an increase in additional paid in capital resulting from $700 thousand in additional capital raised through a private placement offering of the Company's common stock partially offset by a net loss for the period of $305 thousand. Also contributing to the increase was a $107 thousand decrease in net unrealized loss in market value of securities available-for-sale. Book value per share decreased to $4.89 at June 30, 2009, from $4.96 at December 31, 2008. See "Liquidity and Capital Resources" for information regarding the Bank's regulatory capital amounts and ratios.

Analysis of Net Interest Income

         The following tables summarize the Company's average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and six-month periods ended June 30, 2009, as compared to the comparable three and six-month periods ended June 30, 2008. The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown. Substantially all average balances were computed based on daily balances. The yields include deferred fees and discounts, which are considered yield adjustments.


                                                            For the Three Months Ended June 30,
                                         --------------------------------------------------------------------------

                                                        2009                                  2008
                                         ------------------------------------  ------------------------------------
                                                                   Average                               Average
                                          Average                  Yield /      Average                  Yield /
                                          Balance     Interest      Cost        Balance      Interest     Cost
                                         ----------   ----------  -----------  -----------  ----------- -----------

                                                                  (Dollars in thousands)
Assets
Interest-earning assets:
    Loans                                $  97,510    $   1,397        5.73%   $   77,035   $    1,208       6.31%
    Fed Funds Sold                          15,047            8        0.22%        7,032           37       2.12%
    Certificates of deposit                  1,696           11        2.55%        6,916           69       4.01%
    FRB & FHLB Stock                           891           12        5.26%        1,091            8       2.95%
    Investment securities                   32,940          407        4.91%       23,595          293       5.01%
                                         ----------   ----------  -----------  -----------  ----------- -----------
       Total interest-earning assets       148,084    $   1,834        4.95%      115,669   $    1,615       5.62%
                                                      ==========  ===========               =========== ===========

Allowance for loan losses                     (959)                                  (620)
Cash & Due from banks                        1,848                                  2,466
Other Non-interest earning assets            2,171                                  2,117
                                         ----------                            -----------
       Total assets                      $ 151,144                             $  119,632
                                         ==========                            ===========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    NOW accounts                         $   3,808    $       4        0.45%   $    2,258   $        6       1.07%
    Money Market accounts                   36,052          152        1.68%       30,848          164       2.14%
    Regular savings accounts                11,557           39        1.34%       14,296           87       2.45%
    Certificates of Deposit                 66,152          560        3.37%       42,082          421       4.02%
                                         ----------   ----------  -----------  -----------  ----------- -----------
       Total interest-bearing deposits     117,569          755        2.56%       89,484          678       3.05%

    Borrowings                               9,067           84        3.63%        8,537           69       3.20%
                                         ----------   ----------  -----------  -----------  ----------- -----------
       Total interest-bearing            $ 126,636    $     839        2.64%   $   98,021   $      747       3.06%
liabilities
                                         ==========   ==========  ===========  ===========  =========== ===========

Non-interest-bearing liabilities            14,839                                 11,549
                                         ----------                            -----------
       Total liabilities                   141,475                                109,570

Stockholders' equity                         9,669                                 10,062
                                         ----------                            -----------
       Total liabilities and             $ 151,144                             $  119,632
stockholders' equity
                                         ==========   ----------               ===========  -----------
Net interest income                                   $     995                             $      868
                                                      ==========                            ===========

Average interest rate spread (1)                                       2.31%                                 2.56%
Net interest margin (2)                                                2.69%                                 3.01%
                                         ----------                            -----------
Net interest-earning assets (3)          $  21,448                             $   17,648
                                         ==========                            ===========

Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                     116.94%                               118.00%



                                                             For the Six Months Ended June 30,
                                         --------------------------------------------------------------------------

                                                        2009                                  2008
                                         ------------------------------------  ------------------------------------
                                                                   Average                               Average
                                          Average                  Yield /      Average                  Yield /
                                          Balance     Interest      Cost        Balance      Interest     Cost
                                         ----------   ----------  -----------  -----------  ----------- -----------

                                                                  (Dollars in thousands)
Assets
Interest-earning assets:
    Loans                                $  97,042    $   2,762        5.69%   $   75,241   $    2,432       6.50%
    Fed Funds Sold                          12,622           15        0.24%        6,781           87       2.58%

    Certificates of deposit                  2,665           40        2.99%        5,959          136       4.59%
    FRB & FHLB Stock                           855           21        4.91%          787           16       4.09%
    Investment securities                   31,678          790        4.99%       15,037          379       5.07%
                                         ----------   ----------  -----------  -----------  ----------- -----------
       Total interest-earning assets       144,863    $   3,628        5.01%      103,805   $    3,050       5.91%
                                                      ==========  ===========               =========== ===========

Allowance for loan losses                     (921)                                  (622)
Cash & Due from banks                        1,857                                  2,295
Other Non-interest earning assets            2,283                                  2,137
                                         ----------                            -----------
       Total assets                      $ 148,081                             $  107,615
                                         ==========                            ===========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    NOW accounts                         $   3,120    $       7        0.45%   $    2,120   $       14       1.33%
    Money Market accounts                   32,856          319        1.94%       33,801          457       2.72%
    Regular savings accounts                11,925           95        1.60%       12,758          171       2.70%
    Certificates of Deposit                 67,055        1,184        3.53%       34,058          725       4.28%
                                         ----------   ----------  -----------  -----------  ----------- -----------
       Total interest-bearing deposits     114,956        1,605        2.79%       82,737        1,367       3.33%

    Borrowings                               9,186          172        3.68%        4,313           70       3.26%
                                         ----------   ----------  -----------  -----------  ----------- -----------
       Total interest-bearing            $ 124,142    $   1,777        2.86%   $   87,050   $    1,437       3.32%
liabilities
                                         ==========   ==========  ===========  ===========  =========== ===========

Non-interest-bearing liabilities            14,286                                 10,362
                                         ----------                            -----------
       Total liabilities                   138,429                                 97,412

Stockholders' equity                         9,652                                 10,203
                                         ----------                            -----------
       Total liabilities and             $ 148,082                             $  107,615
stockholders' equity
                                         ==========   ----------               ===========  -----------
Net interest income                                   $   1,851                             $    1,613
                                                      ==========                            ===========

Average interest rate spread (1)                                       2.15%                                 2.59%
Net interest margin (2)                                                2.56%                                 3.11%
                                         ----------                            -----------
Net interest-earning assets (3)          $  20,721                             $   16,755
                                         ==========                            ===========

Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                     116.69%                               119.24%

-----------------------------
(1)      Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)      Net interest margin represents net interest income divided by average total interest-earning assets.
(3)      Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended June 30, 2009 and June 30, 2008

         General. For the quarter ended June 30, 2009, the Company recognized a net loss of $165 thousand, or ($0.09) per basic share, as compared to a net loss of $235 thousand, or ($0.14) per basic share, for the quarter ended June 30, 2008.

         Interest and Dividend Income. Interest and dividend income amounted to $1.8 million for the quarter ended June 30, 2009, as compared to $1.6 million for the quarter ended June 30, 2008. The increase of $219 thousand was primarily attributable to the $31.9 million increase in average interest-earning assets from $115.7 million for the quarter ended June 30, 2008 to $147.6 million for the quarter ended June 30, 2009, offset by a decrease in the average yield of interest earning assets of 67 basis points from 5.62% for the quarter ended June 30, 2008, to 4.95% for the same respective period in 2009.

         Average loan balances increased by $20.5 million, from $77.0 million for the quarter ended June 30, 2008, to $97.5 million for the quarter ended June 30, 2009, while the average yield decreased from 6.31% to 5.73% over the same respective periods. The average balances of the Bank's Fed Funds increased by $8.0 million, over the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 while the yield decreased to 0.22% from 2.12% over the same comparable periods. The average balance and yield of the Bank's investment securities for the quarter ended June 30, 2009 was $32.9 million and 4.91%, respectively, as compared to an average balance of $23.6 million and a yield of 5.01% for the comparable quarter ended one-year earlier. The average balance on certificates of deposit at other financial institutions decreased from $6.9 million for the quarter ended June 30, 2008, to $1.7 million in the respective period in 2009. The average yield declined to 2.55% for the quarter ended June 30, 2009, as compared to 4.01% at the quarter ended June 30, 2008, or 218 basis points.

         Interest Expense. Total interest expense for the quarter ended June 30, 2009 increased by $92 thousand, from $747 thousand for the quarter ended June 30, 2008 to $839 thousand for the quarter ended June 30, 2009. The average balances of total interest-bearing liabilities increased $28.1 million to $126.6 million for the quarter ended June 30, 2009 from $98.0 million for the quarter ended June 30, 2008, but the average costs for those liabilities decreased to 2.64% from 3.06% for the year earlier period.

         The average balances of the Bank's certificates of deposit portfolio increased to $66.2 million at an average cost of 3.37% for the quarter ended June 30, 2009, from $42.1 million at an average cost of 4.02% for the quarter ended June 30, 2008. The $24.1 million increase was primarily attributable to the increase in the number of customers that followed the opening of the Bank's third full service branch in Staten Island, New York in November 2007. The average balance of regular savings accounts decreased by $2.7 million from $14.3 million at an average cost of 2.45% for the quarter ended June 30, 2008 to $11.6 million at an average cost of 1.34% for the quarter ended June 30, 2009.

         Average money market account balances increased $5.3 million, or 17.21% to $36.1 million at an average cost of 1.68% for the quarter ended June 30, 2009, from $30.8 million at an average cost of 2.14% for the quarter ended June 30, 2008. The increased balances were primarily attributable to the downturn in other investment alternatives such as the US stock market and local real estate, causing an increased demand for more secure investment vehicles such as insured bank deposits.

         For the quarter ended June 30, 2009, the average balance of the Company's borrowed funds was $9.1 million and its average cost was 3.63%, as compared to $8.5 million and an average cost of 3.20% for the quarter ended June 30, 2008. These borrowed funds were used by the Company to fund its formation costs and subsequent expenses.

         Net Interest Income. Net interest income was approximately $995 thousand for the quarter ended June 30, 2009 as compared to $868 thousand for the same quarter in the prior year. The Company's average interest rate spread decreased to 2.32% for the quarter ended June 30, 2009 from 2.56% for the quarter ended June 30, 2008, while the net interest margin decreased to 2.69% from 3.01%, over the same respective periods. This decrease is attributable to the decrease in yield on the commercial loan portfolio as well as other short term investments whose yield depends on the overall short-term interest rate environment.

         Provision for Loan Losses. For the three months ended June 30, 2009 management provided an additional $97 thousand to the provision. The Company is still too new to have developed enough internal historical loan loss experience. As a result, management decided it was prudent to increase several loan loss reserve components to more adequately reflect the national economic downturn. Comparatively, the provision was $90 thousand for the quarter ended June 30, 2008.

         Non-interest Income. Non-interest income for the quarter ended June 30, 2009 increased $209 thousand to approximately $371 thousand as compared to $162 thousand for the quarter ended June 30, 2008. Service charges and fees increased by $5 thousand, from $119 thousand for the quarter ended June 30, 2008 to $124 thousand for the quarter ended June 30, 2009, primarily as a result of servicing a greater number of deposit and loan customers. The net gain on the sales of real estate mortgage loans increased $66 thousand to $89 thousand for the quarter ended June 30, 2009, as compared to $23 thousand for the quarter ended June 30, 2008, primarily because of the increase in refinancing activities. Other non-interest income categories increased to $73 thousand for the quarter ended June 30, 2009 from $20 thousand for the same quarter in 2008, an increase of $53 thousand.

         Non-interest Expense. Non-interest expense for the quarter ended June 30, 2009 increased $259 thousand when compared to the same quarter in 2008. Compensation and benefits increased $7 thousand. Other non-interest expense increased to $595 thousand for the quarter ended June 30, 2009, from $322 thousand for the quarter ended June 30, 2008. The $273 thousand increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments and other operating expenses related to the expansion of the Bank's business activities. An FDIC special assessment based on the Bank's Tier 1 capital at June 30, 2009 payable on September 30, 2009 in the amount of $68 thousand is fully accrued at June 30, 2009.

         Income Tax Expense. We receive no tax benefit from our net operating losses as they are being carried forward and will be available to reduce future taxable income.

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

         General. For the six months ended June 30, 2009, the Company recognized a net loss of $305 thousand, or ($0.16) per basic share, as compared to a net loss of $510 thousand, or ($0.30) per basic share, for the six months ended June 30, 2008. The $205 thousand decrease in net loss was primarily the result of increased net interest income and non-interest income partially offset by an increase in non-interest expense.

         Interest Income. Compared to the first six months of 2008, interest income for the six-month period ended June 30, 2009 increased by $578 thousand, or 19.0%, to $3.6 million from $3.1 million for the comparable six month period one year earlier. The increase in interest income resulted from an increase in average interest-earning assets to $144.9 million for the six-month period ended June 30, 2009 from $103.8 million for the comparable six-month period ended one year earlier, partially offset by a lower overall yield associated with those assets. Over the comparable periods, average loan balances increased from $75.2 million to $97.0 million, while their average yield decreased from 6.50% to 5.69%. The average balances of the investment securities portfolio increased by $16.6 million, from $15.0 million to $31.7 million, while the average balances of fed funds sold also increased by nearly $5.8 million, from $6.8 million to $12.6 million, over the six-month period ended June 30, 2009 as compared to the same six-month period in the previous year. The average yield on investment securities decreased to 4.99% for the six months ended June 30, 2009 from 5.07% for the six-month period ended June 30, 2008 primarily from the addition of mortgage-backed securities to the portfolio during the end of 2008 and the first half of 2009 at generally lower yields. The yield on fed funds sold decreased to 0.24% from 2.58% over the same respective periods as a result of the decrease in short-term interest rates.

         During the six-month period ended June 30, 2009 the Company decreased by approximately $2.7 million the average balance invested in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months. Due to the decrease in short-term interest rates available in the marketplace, the average yield of this asset segment decreased from 4.59% for the six-month period ended June 30, 2008 to 2.99% for the comparable six-month period in 2009.

         Interest Expense. Total interest expense increased $340 thousand from $1.4 million for the six months ended June 30, 2008 to $1.8 million for the six months ended June 30, 2009. The increase resulted from an increase in the average balances of the Bank's interest-bearing deposits and borrowings partially offset by a decrease in the cost of short-term deposits. The average balances of the Bank's certificates of deposit portfolio increased to $67.1 million at an average cost of 3.53% over the six-month period ended June 30, 2009, from $34.1 million at an average cost of 4.28% over the same six-month period ended one-year earlier. Average money market account balances decreased $0.9 million, from $33.8 million for the six-month period ended June 30, 2008 to $32.9 million for the six-month period ended June 30, 2009. Over those respective periods the average costs for those balances decreased 78 basis points, from 2.72% to 1.94%. Average regular savings account balances decreased $900 thousand to $11.9 million for the six-month period ended June 30, 2009, from $12.8 million for the six-month period ended June 30, 2008, while the average costs decreased 110 basis points, to 1.60% from 2.70%, over the same respective periods. For the six-month period ended June 30, 2009, the average balance of the Company's borrowed funds was $9.2 million at an average cost of 3.68% as compared to an average balance of $4.3 million at an average cost of 3.26% one year-earlier. The increase in borrowed funds was primarily used to help fund the increase in the loan and investment portfolios.

         Provision for Loan Losses. Provisions for loan losses were $180 thousand and $83 thousand for the six months ended June 30, 2009 and 2008, respectively. The increase was primarily due to the portfolio's net loan growth. As discussed previously, following management's analysis of the adequacy of the allowance for loan losses, the Company determined that an increased provision was warranted because of an increase in the loan portfolio's overall risk profile under current market conditions at June 30, 2009, and from economic weakness in its market areas.

         Net Interest Income. Net interest income was approximately $1.9 million for the six-month period ended June 30, 2009 as compared to $1.6 million for the six-month period ended June 30, 2008. The average interest rate spread decreased to 2.15% from 2.59% due to the decrease in yield on the commercial loan portfolio as well as other short term investments whose yield depends on the overall short-term interest rate environment. The net interest margin decreased to 2.56% from 3.11% over the same comparable periods.

         Non-Interest Income. Non-interest income for the six-month period ended June 30, 2009 totaled $585 thousand, which represented an increase of $291 thousand from $294 thousand earned over the six-month period ended June 30, 2008. The increase was primarily attributable to a $17 thousand increase in service charges and fees earned from an increased number of deposit and loan customer relationships, and a $116 thousand increase in the net gain on the sale of real estate mortgage loans held for sale resulting from an increase in real estate mortgage loan refinance activity. There was also an $80 thousand increase in other categories of non-interest income, attributable, primarily, to a recovery of $90 thousand in prior amounts written off.

         Non-Interest Expense. Non-interest expense for the six-month period ended June 30, 2009 increased $227 thousand to $2.6 million from $2.3 million for the six-month period ended June 30, 2008. Compensation and benefits decreased by $5 thousand, or 1.4%, despite the increase in personnel needed to staff the previously mentioned new full-service branch in Staten Island, New York that opened in November 2007. Occupancy and equipment expense also decreased by $19 thousand, or 4.7%, due to the consolidation of loan origination offices into the new Staten Island location. Data processing expense increased by $12 thousand, or 9.2%, due to the increased number of deposit and loan relationships. Other non-interest expense increased to $887 thousand for the six-month period ended June 30, 2009 from $648 thousand for the comparable six-month period ended June 30, 2008. The $239 thousand increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments, and other operating expenses related to the expansion of the Bank's business activities. An FDIC special assessment based on the Bank's Tier 1 capital at June 30, 2009 payable on September 30, 2009 in the amount of $68 thousand is fully accrued at June 30, 2009.

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

         The primary investing activities of the Company are the origination of loans and the purchase of investment securities. For the six months ended June 30, 2009, the Company originated loans of approximately $25.9 million including real estate mortgage loans held for sale. At June 30, 2009, the Company had outstanding loan origination commitments of $5.30 million (including one-to-four-family real estate mortgage loans held for sale of $3.67 million) and undisbursed lines of credit and construction loans in process of $10.82 million. The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

         At June 30, 2009, total deposits were approximately $133.6 million of which approximately $69.0 million was in certificates of deposit. Certificates of deposit scheduled to mature in one year or less from June 30, 2009 totaled $33.1 million. Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

         The Company has a line of credit with a correspondent bank for an amount of up to $3.2 million. This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years with an additional one year renewal, at the Company's option. As of June 30, 2009, the outstanding balance is $615 thousand. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets. The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments. Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

         The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds. In general the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed. The Bank monitors its liquidity on a regular basis. Excess liquidity is invested in overnight federal funds sold and other short-term investments. The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million. This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days. The Bank did not utilize this credit facility at any time during the quarter ending June 30, 2009.

         The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital. As of June 30, 2009, the Bank's risk weighted capital to risk weighted assets was 11.09%; its Tier 1 capital to risk weighted assets was 10.03% and its Tier 1 capital to average assets capital ratio was 6.78%. As of December 31, 2008, the Bank's risk weighted capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets capital ratios were 11.0%, 10.1% and 6.8%, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         This item is not applicable to a Smaller Reporting Company.

Item 4T. Controls and Procedures

         The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of June 30, 2009, and found them to be adequate.

         The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

         In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

         On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $68,000 during the quarter ended

June 30, 2009, to reflect the special assessment. The final rule permits the FDIC's Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC's Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

         (a) The information required by this Item was previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2009.

         (b)      Not applicable

         (c)      Not applicable

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On May, 2009 the Company held its Annual Meeting of Stockholders.

         (b) At the meeting, Harold L. Kahn, David N. Mesches, M.D., Michael P. Ostrow, Albert J. Pagano and Peter J. Savago, were elected, each to serve a three-year term.

                           The following directors continue in office:

                                    William W. Davenport
                                    Peter B. Ferrante
                                    Andrew G. Finklestein
                                    Gale L. Foster
                                    Thomas D. Weddell
                                    Anthony P. Costa
                                    Philip Guarnieri
                                    David Freer, Jr.

         (c) Stockholders voted on the following matters:

                  (i) The election of the following directors of the Company:

        DIRECTOR                         FOR                         WITHHELD
         --------                        ---                         --------

         Harold L. Kahn                1,116,275                      68,046

         David N. Mesches, M.D         1,092,275                      92,046

         Michael P. Ostrow             1,114,525                      69,796

         Albert J. Pagano              1,092,275                      92,046

         Peter J. Savago               1,077,778                     106,543


                  (ii) The ratification of the appointment of Crowe Horwath LLP as the independent registered public auditing firm for the Company for the year ending December 31, 2009:


         VOTES FOR                      AGAINST      ABSTENTIONS
         ----- ---                      -------      -----------

          1,183,071                       250            1000


Item 5.  Other Information

         None

Item 6.  Exhibits

                                                                                Reference to Previous Filing
Exhibit Number       Document                                                                  If Applicable
--------------       --------                                                                  -------------

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                 Certification of Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certification of Chief Executive Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

32.2                 Certification of Chief Financial Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

** Previously filed with the SEC as an exhibit to the Company's Registration
Statement on Form S-4 filed on April 14, 2006 and subsequently amended on April
18, 2006, May 1, 2006 and May 23, 2006 and a post-effective amendment filed on
June 9, 2006. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of August 13, 2009.

                                     ES Bancshares, Inc.

                                     By: /s/ Anthony P Costa
                                         --------------------------------------
Date:  August 13, 2009                   Anthony P. Costa
                                         Chairman and Co-Chief Executive Officer



                                     By: /s/ Thomas P. Sperzel
                                         --------------------------------------
Date:  August 13, 2009                   Thomas P. Sperzel
                                         Chief Financial Officer

                                  Exhibit 31.1
                  Certification of Principal Executive Officer

I, Anthony P. Costa, certify that:

I have reviewed this quarterly report on Form 10-Q of ES Bancshares, Inc.;

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


/s/ Anthony P Costa                                    Date: August 13, 2009
-----------------------------------------                   -------------------
Anthony P. Costa
Chairman and Co-Chief Executive Officer

                                  Exhibit 31.2
                  Certification of Principal Financial Officer

I, Thomas P. Sperzel, certify that:

I have reviewed this quarterly report on Form 10-Q of ES Bancshares, Inc.;

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


/s/ Thomas P. Sperzel                                  Date: August 13, 2009
---------------------                                        ------------------
Thomas P. Sperzel
Chief Financial Officer

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the quarterly report of ES Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2009 (the "Report"), I, Anthony P. Costa, Chairman and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: August 13, 2009                    /s/ Anthony P Costa
      --------------------------         --------------------------------------
                                         Anthony P. Costa
                                         Chairman and Co-Chief Executive Officer

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the quarterly report of ES Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2009 (the "Report"), I, Thomas P. Sperzel, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2009                    /s/ Thomas P. Sperzel
      --------------------------         --------------------------------------
                                         Thomas P. Sperzel
                                         Chief Financial Officer