Form 10-Q
period 2009-09-30
ES Bancshares, Inc.
filed 2009-11-13
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [ ]. NO [X].
As of November 9, 2009 there were 1,996,070 issued and outstanding shares of the Registrant’s Common Stock.

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION
Page

Part 1. Item 1.
ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,061	$12,454
Federal funds sold	-	5
Total cash and cash equivalents	10,061	12,459
Certificates of deposit at other financial institutions	4,504	6,628
Securities:
Available for sale, at fair value	3,760	4,974
Held to maturity, at amortized cost (fair value of $32,915
at September 30, 2009, and $24,166 at December 31, 2008)	31,972	23,529
Total securities	35,732	28,503

Real estate mortgage loans held for sale	-	-
Loans receivable	105,695	94,978
Deferred costs	581	512
Allowance for loan losses	(1,130)	(862)
Total loans receivable, net	105,146	94,628
Accrued interest receivable	651	603
Federal Reserve Bank stock	308	299
Federal Home Loan Bank stock	584	528
Goodwill	581	581
Office properties and equipment, net	669	757
Other assets	419	280
Total assets	$158,655	$145,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$15,357	$12,840
Interest bearing	121,803	111,922
Borrowed funds	10,364	10,074
Accrued interest payable	168	205
Other liabilities	1,232	994
Total liabilities	148,924	136,035
Commitments and contingencies

Stockholders’ equity
Preferred Stock (par value $0.01; 5,000,000 shares authorized;
0 shares issued at September 30, 2009 and December 31, 2008,
respectively)	-	-
Capital stock (par value $0.01; 5,000,000 shares authorized;
1,996,070 shares issued at September 30, 2009,
1,868,505 at December 31, 2008)	20	19
Additional paid-in-capital	18,605	17,911
Accumulated deficit	(8,884)	(8,484)
Accumulated other comprehensive loss	(10)	(215)
Total stockholders’ equity	9,731	9,231
Total liabilities and stockholders’ equity	$158,655	$145,266
See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans	$1,481	$1,354	$4,243	$3,786
Securities	371	335	1,161	714
Certificates of deposit	20	36	60	172
Fed Funds and other earning assets	25	46	61	149
Total interest and dividend income	1,897	1,771	5,525	4,821

Interest expense:
Deposits	724	771	2,329	2,138
Borrowed funds	84	80	256	150
Total interest expense	808	851	2,585	2,288
Net interest income	1,089	920	2,940	2,533

Provision for loan losses	103	46	283	129
Net interest income after provision for loan losses	986	874	2,657	2,404
Non-interest income:
Service charges and fees	102	132	326	339
Net gain on sales of real estate mortgage	-
loans held for sale	54	13	208	51
Net gain on sales of securities available for sale	-	-	-	7
Other	64	69	271	111
Total non-interest income	220	214	805	508
Non-interest expense:
Compensation and benefits	599	605	1,745	1,756
Occupancy and equipment	195	192	581	597
Data processing service fees	89	66	231	196
Loss on CD	-	900	-	900
Other	417	354	1,304	1,002
Total non-interest expense	1,300	2,117	3,861	4,451
Net (loss) before income taxes	(94)	(1,029)	(399)	(1,539)
Income tax expense	-	-	-	-
Net (loss)	$(94)	$(1,029)	$(399)	$(1,539)
Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	97	(248)	205	(284)
Comprehensive income (loss)	$3	$(1,277)	$(194)	$(1,823)
Weighted average:
Common shares	1,996,070	1,767,333	1,912,121	1,736,847
Dilutive warrants & stock options	-	-	-	-
	1,996,070	1,767,333	1,912,121	1,736,847
(Loss) per common share:
Basic	$(0.05)	$(0.58)	$(0.21)	$(0.89)
Basic & diluted	$(0.05)	$(0.58)	$(0.21)	$(0.89)

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(In thousands, except per share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain	Total

Balance at January 1, 2008	1,721,437	$17	$16,911	$(6,553)	$7	$10,382

Exercise of stock warrants	102,038	1	688	-	-	689

Stock based compensation	-	-	7	-	-	7

Comprehensive loss:
Net loss for the period	-	-	-	(1,539)	-	(1,539)
Net unrealized gain on
available-for-sale securities	-	-	-	-	(284)	(284)
Total comprehensive loss						(1,823)

Balance at September 30, 2008	1,823,475	$18	$17,606	$(8,092)	$(277)	$9,255

Balance at January 1, 2009	1,868,505	$19	$17,911	$(8,484)	$(215)	$9,231

Stock based compensation	-	-	8	-	-	8

Comprehensive loss:
Net loss for the period	-	-	-	(399)	-	(399)
Net unrealized gain on
available-for-sale securities	-	-	-	-	205	205
Total comprehensive loss						(194)

Net proceeds from issuance
of common stock	127,565	1	685	-	-	686

Balance at September 30, 2009	1,996,070	$20	$18,604	$(8,883)	$(10)	$9,731
See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share data)

	For the Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss for period	$(399)	$(1,539)
Adjustments to reconcile net losses to net cash provided by
operating activities
Provision for loan losses	283	129
Depreciation expense	191	251
Amortization of deferred fees, discounts and premiums, net	(104)	(9)
Net proceeds (originations) on loans held for sale	-	402
Net gain on sale of real estate mortgage loans held for sale	(208)	(51)
Net gain on sale of securities available for sale	-	(7)
Gain on sale of fixed assets	-	(9)
Stock compensation expense	8	7
Loss of uninsured deposit at failed institution	-	900
Changes in assets and liabilities
Increase in other assets	(180)	(276)
Increase in accrued expenses and other liabilities	202	278
Net cash used in operating activities	(207)	76

Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	6,529	8,009
Purchase of certificates of deposit at other financial institutions	(4,405)	(7,102)
Purchase of available-for-sale securities	-	(2,929)
Purchase of held-to-maturity securities	(16,044)	(23,250)
Proceeds on sale of securities available for sale	-	506
Proceeds from principal payments and maturities of securities	8,985	4,823
Proceeds on sale of fixed assets	-	9
Net disbursements for loan originations	(10,462)	(17,742)
Purchase of Federal Home Loan Bank stock	(56)	(463)
Redemption of Federal Home Loan Bank stock	-	14
Purchase of Federal Reserve Bank stock	(9)	26
Leasehold improvements and acquisitions of capital assets	(103)	(85)
Net cash used in investing activities	(15,566)	(38,184)

Cash flows from financing activities:
Net increase in deposits	12,398	30,098
Proceeds of advance from correspondent	1,000	10,525
Repayment of borrowings	(711)	(307)
Net proceeds from common stock issuance	687	689
Net cash provided by financing activities	13,374	41,005

Net increase in cash and cash equivalents	(2,398)	2,897
Cash and cash equivalents at beginning of period	12,459	6,752

Cash and cash equivalents at end of period	$10,061	$9,649

Supplemental cash flow information
Interest paid	$2,622	$2,705
Income taxes paid	-	-
See accompanying notes to financial statements.

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

Note 2. Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year ending December 31, 2009. The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.

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

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 4. For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded. Total expense incurred during the nine months ended September 30, 2009 and 2008, relating to the options was $8 thousand and $7 thousand, respectively.

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

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.6 million at September 30, 2009. The net operating losses are being carried forward and will be available to reduce future taxable income. Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because the Bank has limited operating experience, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. There were no valuation allowances as of September 30, 2009.

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

Subsequent Events

Events occurring subsequent to September 30, 2009 have been evaluated as to their potential impact to the financial statements through the date of filing this Form 10-Q, November 13, 2009.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No.157, Fair Value Measurements which is now included under FASB ASC 820. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities now under FASB ASC 825. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In April 2009, the FASB issued FSP No. 115-2 and No.124-2, Recognition and Presentation of Other-Than-Temporary Impairments which is now under FASB ASC 320, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption was not material.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly hich is now under FASB ASC 820. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter, however, the adoption did not have a material effect on the results of operation or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which is now under FASB ASC 825. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009. The impact of the adoption was not material.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events which is now under FASB ASC 855, which establishes principles and requirements for subsequent events. In particular, this Statement defines (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

On June 12, 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. Statement Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. The adoption of these standards are not expected to impact the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 which is now under FASB ASC 105. With the issuance of this statement, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of the Codification is not intended to change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August, 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value”, as subset of Topic 820 Fair Value Measurements and Disclosure. Among other clarifying points, ASU 2009-05 provides clarification that in circumstance in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) The quoted price of the identical liability when traded as an asset, (2) Quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) Another valuation technique that is consistent with the principles of Topic 820 such as an income approach or market approach. The ASU is effective as of September 30, 2009. The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 3 – INVESTMENT SECURITIES

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at September 30, 2009 and December 31, 2008.

	September 30, 2009
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$1,470	$7	$(11)	$1,466
U.S. Government Agencies	1,000	6	--	1,006
Trust Preferred Securities	1,300	13	(25)	1,288
Total	$3,770	$26	$(36)	$3,760

	December 31, 2008
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$1,807	$-	$(47)	$1,760
U.S. Government Agencies	2,080	15	--	2,095
Trust Preferred Securities	1,302	--	(183)	1,119
Total	$5,189	$15	$(230)	$4,974

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities held-to-maturity at September 30, 2009 and December 31, 2008.

	September 30, 2009
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$31,372	$925	$(8)	$32,289
U.S. Government Agencies	600	26	--	626
Total	$31,972	$951	$(8)	$32,915

	December 31, 2008
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$19,459	$596	$-	$20,055
U.S. Government Agencies	4,070	41	--	4,111
Total	$23,529	$637	$-	$24,166

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale and held-to-maturity at September 30, 2009, with amounts shown by remaining term to contractual maturity. Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	September 30, 2009
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$1,470	$1,466
U.S. Government Agencies
Due less than one year	--	--
One year to less than three years	--	--
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	1,000	1,006
Trust Preferred Securities	1,300	1,288
Total	$3,770	$3,760

September 30, 2009
(in thousands)

	Amortized	Fair
	Cost	Value
Held-to-Maturity:
Mortgaged-backed securities	$31,372	$32,289
U.S. Government Agencies
Due less than one year	--	--
One year to less than three years	600	626
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	--	--
Trust Preferred Securities	--	--
Total	$31,972	$32,915

The following tables summarize, for all securities in an unrealized loss position at September 30, 2009 and December 31, 2008, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position.

		September 30, 2009

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$3,010	$19	$-	$-	$3,010	$19
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	-	-	924	25	924	25
Total temporarily impaired	$3,010	$19	$924	$25	$3,934	$44

		December 31, 2008

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$-	$-	$1,178	$47	$1,178	$47
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	1,119	183		-	1,119	183
Total temporarily impaired	$1,119	$183	$1,178	$47	$2,297	$230

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

At September 30, 2009, five debt securities had unrealized losses of approximately $20 thousand, and three others had unrealized losses of approximately $26 thousand, that have existed for less than twelve months, and more than twelve months, respectively, from the Bank’s cost basis, and are largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity date or reset date.

Note 4. Stock-Based Compensation Plans

Warrants

At January 1, 2008, the Bank had 327,690 total common stock shareholder warrants issued and outstanding. These warrants were convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2008. Additionally, there were 190,000 organizer warrants granted to the Bank’s nineteen organizers in connection with the opening of the Bank as of December 31, 2004. The organizer warrants were convertible into common shares at an exercise price of $10.00 exercisable through June 27, 2009. The organizer warrants, valued at $323,000, were expensed at the time of issuance.

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

During 2008, there were 147,068 warrants exercised at $6.75. As of November 1, 2008, all common stock warrants expired. As of December 31, 2008 there were 92,952 organizer warrants still outstanding. At September 30, 2009, all organizer warrants were expired. There were no warrants exercised during the first nine months of 2009 and there were 102,038 exercised during the first nine months of 2008.

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

The Company accounts for stock options using the modified prospective transition method. For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.

A summary of options outstanding under the Company’s Stock Option Plan as of September 30, 2009, and changes during the year then ended is presented below.
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at January 1, 2009	157,750	$10.42
Granted	-	-
Exercised	-	-
Forfeited or expired	(5,500)	10.45
Outstanding at September 30, 2009	152,250	$10.42	5.5	-

Options exerciseable at September 30, 2009	122,850	$10.46	5.0	-

Vested and expected to vest	152,250	$10.42	5.5

As of September 30, 2009, there was $6 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan. The cost is expected to be recognized over a period of approximately 14 months.

At September 30, 2009, there were 27,750 shares available for future grant under the Stock Option Plan.

Note 5. Fair Value

    Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

    The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

    Assets and liabilities measured at fair value under SFAS No.157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		September 30, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale
Mortgage-backed securities – residential	$1,466		$1,466
U.S. government agencies	1,006		1,006
Other securities	1,288		1,288
Total available- for-sale	3,760		3,760

		Fair Value Measurements at
		December 31, 2008 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale
Mortgage-backed securities – residential	$1,760		$1,760
U.S. government agencies	2,095		2,095
Other securities	1,119		1,119
Total available- for-sale	4,974		4,974

Assets measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at
September 30, 2009 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Impaired loans	$244	$	$	$244

During the period an impairment charge of $5 thousand was recorded with respect to the above referenced impaired loan balance. Total non-accrual loans were $2.8 million and $749 thousand at September 30, 2009 and December 31, 2008, respectively.

Carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$10,061	$10,061	$12,454	$12,454
Federal Funds Sold	-	-	5	5
Securities available for sale	3,760	3,760	4,974	4,974
Securities held to maturity	31,972	32,915	23,529	24,166
Loans, net	105,146	106,239	94,628	96,610
Federal Home Loan Bank stock	584	N/A	528	N/A
Federal Reserve Bank stock	308	N/A	299	N/A
Accrued interest receivable	651	651	603	603

Financial Liabilities
Deposits	137,160	138,784	124,762	125,747
Federal Home Loan Bank advances	8,749	8,930	9,459	9,682
Other borrowings	1,615	1,641	615	547
Accrued interest payable	168	168	205	205

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office locations in New Paltz, New York, and Staten Island, New York. The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options. Rent expense under operating leases was $90 thousand for the three months ended September 30, 2009. At September 30, 2009, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $68 thousand in 2009, $273 thousand in 2010, $276 thousand in 2011, $262 thousand in 2012; $183 thousand in 2013; and a total of $826 thousand thereafter.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at September 30, 2009, were limited to loan origination commitments of $5.25 million (including one-to-four family loans held for sale of $959 thousand) and unused lines of credit (principally commercial and home equity lines) extended to customers of $13.25 million. Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area. Loan origination commitments at September 30, 2009 consisted of adjustable and fixed rate commitments of $2.30 million and $2.95 million respectively, with interest rates ranging from 4.00% to 7.00%.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets at September 30, 2009, amounted to $158.7 million, representing an increase of $13.4 million, or 9.2%, from $145.3 million at December 31, 2008. The increase in assets was primarily attributable to a $7.2 million increase in total securities and a $10.5 million increase in total loans receivable, net. These increases were partially offset by a $2.1 million decrease in certificates of deposit at other financial institutions, and a $2.4 million decrease in cash and cash equivalents.

Overall, net loans receivable increased $10.5 million, or 11.1%, to $105.1 million at September 30, 2009, from $94.6 million at December 31, 2008. Commercial real estate mortgage loans increased $6.4 million, or 14.8%, from $43.3 million to $49.7 million. Residential real estate mortgage loans, excluding mortgage loans held for sale, increased $5.1 million, or 23.8%, from $21.4 million to $26.5 million. Commercial loans and commercial lines of credit increased $900 thousand, or 5.3%, from $17.1 million to $18.0 million, and home equity and consumer loans decreased $300 thousand or 3.4%, from $9.2 million to $8.9 million, over the same nine-month period. Management continues to emphasize the origination of high quality loans to the loan portfolio. Non-performing loans, which constitute non-accrual loans, at September 30, 2009 totaled $2.8 million compared to $749 thousand at December 31, 2008.

Total cash and cash equivalents at September 30, 2009, decreased $2.4 million, or 19.2%, from $12.5 million to $10.1 million, while certificates of deposit at other financial institutions decreased $2.1 million, or 32%, to $4.5 million from $6.6 million during the same period. Total securities at September 30, 2009, increased $7.2 million, or 25.4%, to $35.7 million from $28.5 million at December 31, 2008 in an effort to deploy excess cash flows in a prudent manner.

Interest bearing deposits increased by $9.9 million to $121.8 million at September 30, 2009, from $111.9 million at December 31, 2008. The net growth over the period consisted of a $5.7 million increase in savings and money market accounts and a $4.5 million increase in NOW accounts partially offset by a $265 thousand decrease in certificates of deposit. Over the same nine-month period non-interest bearing accounts increased $2.5 million, or 19.6% from $12.8 million to $15.4 million

Stockholders’ equity increased by $500 thousand to $9.7 million at September 30, 2009, from $9.2 million at December 31, 2008. The increase was primarily attributable to an increase in additional paid in capital resulting from $685 thousand in additional capital raised through a private placement offering of the Company’s common stock partially offset by a net loss for the period of $399 thousand. Also contributing to the increase was a $205 thousand decrease in net unrealized loss in market value of securities available-for-sale. Book value per share decreased to $4.89 at September 30, 2009, from $4.96 at December 31, 2008. See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Non-Performing Assets

The following table summarizes the Company’s non-performing assets for the periods September 30, 2009 and December 31, 2008:

	At September 30,	At December 30,
	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$-
Commercial	695	250
Multi-family	-	-
Construction or development	1,184	499
Home equity	-	-
Total real estate loans	1,879	749

Other Loans:
Commercial business	955	-
Consumer	-	-
Total non-performing loans	$2,834	$749
REO, net	-	-
Total non-performing assets	$2,834	$749

Ratios:
Non-performing loans to total loans	2.68%	0.79%
Non-performing loans to total assets	1.79%	0.52%
Non-performing assets to total assets	1.79%	0.52%

Allowance for Loan Losses

The following table summarizes the activity in the Company’s allowance for loan losses for the nine month periods ended September 30, 2009 and September 30, 2008:

	Nine Months Ended
	September 30,

	2009	2008
	(Dollars in thousands)
Balance at beginning of year	862	624
Charge-offs
Real Estate mortgage loans
Commercial loans and lines of credit	(4)	(4)
Home Equity and consumer loans	(10)
Construction loans
Total charge-offs	(14)	(4)

Recoveries
Real Estate mortgage loans
Commercial loans and lines of credit
Home Equity and consumer loans	(1)	(1)
Construction loans
Total recoveries	(1)	(1)

Provision for losses	283	129
Balance at end of period	1,130	748

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and nine-month periods ended September 30, 2009, as compared to the comparable three and nine-month periods ended September 30, 2008. The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown. Substantially all average balances were computed based on daily balances. The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended September 30,

	2009			2008
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$101,683	$1,481	5.78%	$86,219	$1,354	6.28%
Fed Funds Sold	13,764	10	0.28%	5,458	28	2.04%
Certificates of deposit	3,955	20	2.03%	6,899	36	2.07%
FRB & FHLB Stock	875	15	6.80%	2,391	18	3.01%
Investment securities	33,064	371	4.45%	26,964	335	4.97%
Total interest-earning assets	153,341	$1,897	4.91%	127,931	$1,771	5.54%

Allowance for loan losses	(1,060)			(708)
Cash & Due from banks	1,642			2,757
Other Non-interest earning assets	2,299			2,161
Total assets	$156,222			$132,141

Liabilities andStockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$5,318	$5	0.37%	$2,820	$8	1.13%
Money Market accounts	36,097	125	1.37%	26,320	140	2.11%
Regular savings accounts	10,328	29	1.11%	13,732	79	2.28%
Certificates of Deposit	69,954	565	3.20%	56,322	544	3.83%
Total interest-bearing deposits	121,697	724	2.36%	99,194	771	3.08%

Borrowings	9,487	84	3.51%	9,951	80	3.19%
Total interest-bearing liabilities	$131,184	$808	2.44%	$109,145	$851	3.09%

Non-interest-bearing liabilities	15,400			13,330
Total liabilities	146,584			122,475

Stockholders’ equity	9,638			9,666
Total liabilities and stockholders’ equity	$156,222			$132,141
Net interest income		$1,089			$920

Average interest rate spread (1)			2.46%			2.44%
Net interest margin (2)			2.84%			2.88%
Net interest-earning assets (3)	$22,157			$18,786

Ratio of average interest-earning assets toaverage interest-bearing liabilities			116.89%			117.21%

	For the Nine Months Ended September 30,

	2009			2008
			Average			Average
	Average		Yield /	Average		Yield /
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$98,589	$4,244	5.75%	$78,926	$3,786	6.40%
Fed Funds Sold	13,002	25	0.25%	6,337	115	2.39%
Certificates of deposit	3,095	60	2.59%	6,274	172	3.67%
FRB & FHLB Stock	862	36	5.58%	1,326	34	3.42%
Investment securities	32,140	1,161	4.83%	19,042	714	5.00%
Total interest-earning assets	147,689	$5,525	5.00%	111,905	$4,821	5.76%

Allowance for loan losses	(967)			(651)
Cash & Due from banks	1,786			2,450
Other Non-interest earning assets	2,288			2,147
Total assets	$150,795			$115,851

Liabilities andStockholders’ Equity
Interest-bearing liabilities:
NOW accounts	$3,853	$12	0.42%	$2,355	$23	1.31%
Money Market accounts	33,936	444	1.75%	31,289	597	2.55%
Regular savings accounts	11,392	124	1.46%	13,086	250	2.55%
Certificates of Deposit	68,022	1,749	3.44%	41,533	1,268	4.08%
Total interest-bearing deposits	117,203	2,329	2.66%	88,263	2,138	3.24%

Borrowings	9,697	256	3.53%	6,206	150	3.23%
Total interest-bearing liabilities	$126,900	$2,585	2.72%	$94,469	$2,288	3.24%

Non-interest-bearing liabilities	14,658			11,313
Total liabilities	141,558			105,782

Stockholders’ equity	9,237			10,069
Total liabilities and stockholders’ equity	$150,795			$11,5851
Net interest income		$2,940			$2,533

Average interest rate spread (1)			2.28%			2.52%
Net interest margin (2)			2.66%			3.03%
Net interest-earning assets (3)	$20,790			$16,755

Ratio of average interest-earning assets toaverage interest-bearing liabilities			116.38%			118.46%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended September 30, 2009 and September 30, 2008

General. For the quarter ended September 30, 2009, the Company recognized a net loss of $94 thousand, or ($0.05) per basic share, as compared to a net loss of $1.0 million, or ($0.58) per basic share, for the quarter ended September 30, 2008.

Interest and Dividend Income. Interest and dividend income amounted to $1.9 million for the quarter ended September 30, 2009, as compared to $1.8 million for the quarter ended September 30, 2008. The increase of $126 thousand was primarily attributable to the $25.4 million increase in average interest-earning assets from $127.9 million for the quarter ended September 30, 2008 to $153.3 million for the quarter ended September 30, 2009, offset by a decrease in the average yield of interest earning assets of 63 basis points from 5.54% for the quarter ended September 30, 2008, to 4.91% for the same respective period in 2009.

Average loan balances increased by $15.5 million, from $86.2 million for the quarter ended September 30, 2008, to $101.7 million for the quarter ended September 30, 2009, while the average yield decreased from 6.28% to 5.78%, over the same respective periods. The average balances of the Bank’s Fed Funds increased by $8.3 million, over the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 while the yield decreased to 0.28% from 2.04% over the same comparable period. The average balance and yield of the Bank’s investment securities for the quarter ended September 30, 2009 was $33.1 million and 4.45%, respectively, as compared to an average balance of $27.0 million and a yield of 4.97% for the comparable quarter ended one-year earlier. The average balance on certificates of deposit at other financial institutions decreased from $6.9 million for the quarter ended September 30, 2008, to $4.0 million in the respective period in 2009. The average yield declined to 2.03% for the quarter ended September 30, 2009, as compared to 2.07% at the quarter ended September 30, 2008, or 4 basis points.

Interest Expense. Total interest expense for the quarter ended September 30, 2009 decreased by $43 thousand, from $851 thousand for the quarter ended September 30, 2008 to $808 thousand for the quarter ended September 30, 2009. The average balances of total interest-bearing liabilities increased $22.1 million to $131.2 million for the quarter ended September 30, 2009 from $109.1 million for the quarter ended September 30, 2008, but the average costs for those liabilities decreased to 2.44% from 3.09% for the year earlier period.

The average balances of the Bank’s certificates of deposit portfolio increased to $70.0 million at an average cost of 3.20% for the quarter ended September 30, 2009, from $56.3 million at an average cost of 3.83% for the quarter ended September 30, 2008. The $13.6 million increase was primarily attributable to the increase in the number of customers that followed the opening of the Bank’s third full service branch in Staten Island, New York in November 2007. The average balance of regular savings accounts decreased by $3.4 million from $13.7 million at an average cost of 2.28% for the quarter ended September 30, 2008 to $10.3 million at an average cost of 1.11% for the quarter ended September 30, 2009.

Average money market account balances increased $9.8 million, or 37.26% to $36.1 million at an average cost of 1.37% for the quarter ended September 30, 2009, from $26.3 million at an average cost of 2.11% for the quarter ended September 30, 2008. The increased balances were primarily attributable to reduced demand for other investment alternatives such as the US stock market and local real estate, causing an increased demand for more secure investment vehicles such as insured bank deposits.

For the quarter ended September 30, 2009, the average balance of the Company’s borrowed funds was $9.5 million and its average cost was 3.51%, as compared to $10.0 million and an average cost of 3.19% for the quarter ended September 30, 2008. These borrowed funds were used by the Company to fund its formation costs and subsequent expenses.

Net Interest Income. Net interest income was approximately $1.1 million for the quarter ended September 30, 2009 as compared to $920 thousand for the same quarter in the prior year. The Company’s average interest rate spread increased to 2.46% for the quarter ended September 30, 2009 from 2.44% for the quarter ended September 30, 2008, while the net interest margin decreased to 2.84% from 2.88%, over the same respective periods. The ability to maintain interest rate margins and spreads in a sustained low interest rate environment is a result of re-pricing deposit liabilities at a rate consistent with the decrease in yield earned on new assets. Also, management has been selective in underwriting in an effort to maintain yield without compromising assets quality.

Provision for Loan Losses. For the three months ended September 30, 2009 management increased the provision for loan losses to $103 thousand. The Company is still too new to have developed enough internal historical loan loss experience. As a result, management decided it was prudent to increase several loan loss reserve components to more adequately reflect the national and local economic downturn. Comparatively, the provision was $46 thousand for the quarter ended September 30, 2008.

Non-interest Income. Non-interest income for the quarter ended September 30, 2009 increased $6 thousand to approximately $220 thousand as compared to $214 thousand for the quarter ended September 30, 2008. Service charges and fees decreased by $30 thousand, from $132 thousand for the quarter ended September 30, 2008 to $102 thousand for the quarter ended September 30, 2009 due to decreased prepayment of portfolio loans with prepayment penalties. The net gain on the sales of real estate mortgage loans increased $41 thousand to $54 thousand for the quarter ended September 30, 2009, as compared to $13 thousand for the quarter ended September 30, 2008, primarily because of the increase in refinancing activities. Other non-interest income categories decreased to $64 thousand for the quarter ended September 30, 2009 from $69 thousand for the same quarter in 2008, a decrease of $5 thousand.

Non-interest Expense. Non-interest expense for the quarter ended September 30, 2009 decreased $817 thousand to $1.3 million for the quarter ended September 30, 2009 from $2.12 million for the same quarter in 2008. The 2008 quarter included a $900 thousand loss on a certificate of deposit we held at another financial institution. Excluding this $900 thousand loss non-interest expense for the quarter ended September 30, 2008 would have been $1.22 million. Compensation and benefits decreased $6 thousand. Other non-interest expense increased to $417 thousand for the quarter ended September 30, 2009, from $354 thousand for the quarter ended September 30, 2008. The $63 thousand increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments and other operating expenses related to the expansion of the Bank’s business activities.

Income Tax Expense. We receive no tax benefit from our net operating losses as it is being carried forward and will be available to reduce future taxable income.

Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008

General. For the nine months ended September 30, 2009, the Company recognized a net loss of $399 thousand, or ($.21) per basic share, as compared to a net loss of $1.5 million, or ($0.89) per basic share, for the nine months ended September 30, 2008. The $1.1 million decrease in net loss was primarily the result of increased net interest income and non-interest income as well as a decrease in non-interest expense.

Interest Income. Compared to the first nine months of 2008, interest income for the nine-month period ended September 30, 2009 increased by $704 thousand, or 14.6%, to $5.5 million from $4.8 million for the comparable nine month period one year earlier. The increase in interest income resulted from an increase in average interest-earning assets to $147.7 million for the nine-month period ended September 30, 2009 from $111.9 million for the comparable nine-month period ended one year earlier, partially offset by a 76 basis point decrease in yield associated with those assets from 5.76% to 5.00%. Over the comparable period average loan balances increased from $79 million to $98.5 million, while their average yield decreased from 6.40% to 5.75%. The average balances of the investment securities portfolio increased by $13.1 million, from $19 million to $32.1 million, while the average balances of fed funds sold also increased by nearly $6.6 million, from $6.3 million to $13 million, over the nine-month period ended September 30, 2009 as compared to the same nine-month period in the previous year. The average yield on investment securities decreased to 4.83% for the nine months ended September 30, 2009 from 5.00% for the nine-month period ended September 30, 2008. The yield on fed funds sold decreased to 0.25% from 2.39% over the same respective periods, as a result of the decrease in short-term interest rates.

During the nine-month period ended September 30, 2009 the Company decreased by approximately $3.2 million from $6.3 million to $3.1 million the average balance invested in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months. Due to the decrease in short-term interest rates available in the marketplace, the average yield of this asset segment decreased from 3.67% for the nine-month period ended June 30, 2008 to 2.59% for the comparable nine-month period in 2009.

Interest Expense. Total interest expense increased $297 thousand from $2.3 million for the nine months ended September 30, 2008 to $2.6 million for the nine months ended September 30, 2009. The increase resulted from an increase in the average balances of the Bank’s interest-bearing deposits and borrowings partially offset by a decrease in the cost of deposits. The average balances of the Bank’s certificates of deposit portfolio increased to $68 million at an average cost of 3.44% over the nine-month period ended September 30, 2009, from $41.5 million at an average cost of 4.08% over the same nine-month period ended one-year earlier. Average money market account balances increased $2.6 million; from $31.3 million for the nine-month period ended September 30, 2008 to $33.9 million for the nine-month period ended September 30, 2009. Over those respective periods the average costs for those balances decreased 80 basis points, from 2.55% to 1.75%. Average regular savings account balances decreased $1.7 million to $11.4 million for the nine-month period ended September 30, 2009, from $13.1 million for the nine-month period ended September 30, 2008, while the average costs decreased 109 basis points, to 1.46% from 2.55%, over the same respective periods. For the nine-month period ended September 30, 2009, the average balance of the Company’s borrowed funds was $9.7 million at an average cost of 3.53% as compared to an average balance of $6.2 million at an average cost of 3.23% one year-earlier. The increase in borrowed funds was primarily used to help fund the increase in the loan and investment portfolios.

Provision for Loan Losses. Provisions for loan losses were $283 thousand and $129 thousand for the nine months ended September 30, 2009 and 2008, respectively. The increase was primarily due to the portfolio’s net loan growth. As discussed previously, following management’s analysis of the adequacy of the allowance for loan losses, the Company determined that an increased provision was warranted because of an increase in the loan portfolio’s overall risk profile under current market conditions at September 30, 2009, and from economic weakness in its market areas.

Net Interest Income. Net interest income was approximately $2.9 million for the nine-month period ended September 30, 2009 as compared to $2.5 million for the nine-month period ended September 30, 2008. The average interest rate spread decreased to 2.28% from 2.52% due to the decrease in yield on the commercial loan portfolio as well as other short term investments whose yield depends on the overall short-term interest rate environment. Also contributing to the decrease are significant prepayments on the mortgage-back securities portfolio which leads to accelerated premium amortization and lower yields. The net interest margin decreased to 2.66% from 3.03% over the same comparable periods.

Non-Interest Income. Non-interest income for the nine-month period ended September 30, 2009 totaled $805 thousand, which represented an increase of $297 thousand from $508 thousand earned over the nine-month period ended September 30, 2008. The increase was primarily attributable to a $157 thousand increase in the net gain on the sale of real estate mortgage loans held for sale resulting from an increase in real estate mortgage loan refinance activity. There was also a $160 thousand increase in other non-interest income, attributable, primarily, to a recovery of $117 thousand in prior investment in CD amounts written off.

Non-Interest Expense. Non-interest expense for the nine-month period ended September 30, 2009 decreased $590 thousand to $3.8 million from $4.4 million for the nine-month period ended September 30, 2008. Compensation and benefits decreased by $11 thousand, or 0.6%, despite the increase in personnel needed to staff the previously mentioned new full-service branch in Staten Island, New York that opened in November 2007. Occupancy and equipment expense also decreased by $16 thousand, or 2.7%, due to the consolidation of loan origination offices into the new Staten Island location. Data processing expense increased by $35 thousand, or 17.9%, due to the increased number of deposit and loan relationships. Other non-interest expense increased to $1.3 million for the nine-month period ended September 30, 2009 from $1.0 million for the comparable nine-month period ended September 30, 2008. The $302 thousand increase was primarily due to increases in professional and consulting fees, advertising, FDIC assessments of $213 thousand, and other operating expenses related to the expansion of the Bank’s business activities.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2009, the Company originated loans of approximately $31.8 million including real estate mortgage loans held for sale. At September 30, 2009, the Company had outstanding loan origination commitments of $5.25 million (including one-to-four-family real estate mortgage loans held for sale of $959 thousand) and undisbursed lines of credit and construction loans in process of $13.25 million. The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At September 30, 2009, total deposits were approximately $137.2 million of which approximately $68.9 million was in certificates of deposit. Certificates of deposit scheduled to mature in one year or less from September 30, 2009 totaled $32.7 million. Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.2 million.This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years with an additional one year renewal, at the Company’s option. As of September 30, 2009, the outstanding balance was $1.6 million. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets. The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments. Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds. In general the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed. The Bank monitors its liquidity on a regular basis. Excess liquidity is invested in overnight federal funds sold and other short-term investments. The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million. This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days. The Bank did not utilize this credit facility at any time during the quarter ending September 30, 2009.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital. As of September 30, 2009, the Bank’s risk weighted capital to risk weighted assets was 11.76%; its Tier 1 capital to risk weighted assets was 10.64% and its Tier 1 capital to average assets capital ratio was 6.89%. As of December 31, 2008, the Bank’s risk weighted capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets capital ratios were 11.0%, 10.1% and 6.8%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to a Smaller Reporting Company.

Item 4T. Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of September 30, 2009, and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below alsoare cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The FDIC Has Proposed a Rule That Would Require Us To Prepay Insurance Premiums

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $ 843 thousand. We expect that we will be able to make the prepayment from available cash on hand.
Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable
Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Document	Reference to Previous FilingIf Applicable

3.1	Articles of Incorporation	*

3.2	Amended Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement dated September 23, 2004 Between the Bank and Anthony P. Costa.	**

10.2	Employment Agreement dated September 23, 2004 Between the Bank and Philip Guarnieri	**

10.4	Empire State Bank, N.A. 2004 Stock Option Plan	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of November 13, 2009.
ES Bancshares, Inc.

Date: November 13, 2009	By:	/s/Anthony P. Costa
Anthony P. Costa
Chairman and Co-Chief Executive Officer

Date: November 13, 2009	By:	/s/Thomas P. Sperzel
Thomas P. Sperzel
Chief Financial Officer