Form 10-K
period 2009-12-31
ES Bancshares, Inc.
filed 2010-03-30
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   YES ☐     NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

(1)  YES ☒     NO ☐

(2)  YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).   YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☒

As of June 30, 2009 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2009 was $8.0 million.

As of March 30, 2010, there were 2,071,070 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2010 Annual Meeting of Stockholders (Parts II and III).

ES BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2009

PART I

Item 1.                   Business

Forward-Looking Statements

This Report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company.  All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “project,” “predict,” “expect,” “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including: statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios and estimates of our risks and future costs and benefits. Among the factors which could cause our actual results of financial condition to differ materially are those set forth in Item 1A as well as the following: our ability to manage the risk in our loan portfolio; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area, future deposit premium levels, adverse changes in the securities and national and local real estate markets (including real estate values); our ability to grow our new Staten Island office; legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; the effect of a dramatically slowing economy on our lending portfolio including our commercial real estate, business, construction, multifamily, and home equity loans; the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans, changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and changes in our organization, compensation and benefit plans.

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

As a community-oriented full service commercial bank, the Bank offers a variety of financial services to meet the needs of communities in its market area.  The Bank’s mission is to help its customers by offering a full range of consumer and business deposit and lending products tailored to meet each customer’s specific financial needs coupled with in-depth knowledge and service from the Bank’s experienced staff.   The Bank engages in full service commercial and consumer banking business, including accepting time and demand deposits from consumers, businesses and local municipalities surrounding its branch offices. These deposits, together with funds generated from operations and borrowings, are invested primarily in both owner and non-owner occupied commercial real estate, one to four family, multi-family, home equity, commercial, construction and consumer loans; GNMA, FNMA, and FHLMC mortgage-backed securities; U.S. government agency securities and certificates of deposit at other financial institutions.   Additionally, the Bank offers non-deposit products such as annuities and mutual funds, merchant credit and debit card processing, automated teller machines, cash management services, online banking services, safe deposit boxes and individual retirement accounts.

The information in this Annual Report on Form 10-K reflects principally the financial condition and results of operations of the Bank.  The Bank’s results of operations are primarily dependent on its net interest income, which is mainly the difference between interest income on loans and investments and interest expense on deposits and borrowings as well as the level of its provision for loan losses.  The Bank also generates non interest income, such as fee income on deposit accounts, the sale of residential mortgages and the sale of mutual funds and annuities.  The level of its non interest expense, such as salaries and benefits, occupancy and equipment costs, and other general and administrative expenses further affects the Bank’s net income.  Certain reclassifications have been made to prior year amounts and the related discussion and analysis to conform to the current year presentation.

2009 Summary

•	Effective March 9, 2009, the Bank converted to a New York State commercial bank charter.

•
For the year ended December 31, 2009, the Company showed a net loss of ($1.2 million) or ($0.64) per share as compared to a net loss of ($1.93 million) or ($1.09) per share for the year ended December 31, 2008;

•	A net interest margin of 2.77% for 2009 as compared to 2.86% for 2008;

•	Consistent with our plan to grow our earnings base subject to market conditions, total assets increased to $157.0 million at December 31, 2009, an increase of 8.0% over December 31, 2008;

•	Loan and deposit growth in Staten Island, New York. In December 2008, the Bank relocated its branch office on Staten Island, allowing for a larger operation that was outgrowing its existing space;

•	The Bank increased its one-to four-family real estate loans from $21.4 million to $26.8 million in order to sustain asset growth while protecting asset quality;

•	Principal loan growth on Staten Island and in Brooklyn as well as the Hudson Valley of New York. Loans are occasionally originated in New Jersey and on Long Island;

•	Deposits totaled $135.4 million at December 31, 2009, with an increase in deposits of 8.6% over December 31, 2008;

•	The Bank remains well capitalized at December 31, 2009, with a Tier I Capital ratio of 6.51%;

•	The Company successfully raised $1.05 million in capital during 2009 at prices in excess of book value.

Market Area

Our primary market area is the New York counties of Orange and Ulster, and the Borough of Staten Island, New York. The Bank also conducts business in certain other communities within Dutchess, Putnam, Rockland, Westchester and Nassau counties, New York as well as the other boroughs of New York City.

The Bank’s headquarters are located in Orange County located at 68 North Plank Road in Newburgh, New York.  Newburgh is located along the Hudson River approximately sixty miles north of New York City and sixty miles south of Albany.  Additionally, the Bank operates a second full service office in New Paltz, within the county of Ulster, approximately twenty miles northeast of its main office.  Among other things, New Paltz is home to the State University of New York (SUNY) at New Paltz and Mohonk Mountain House, a five-star, world renowned resort.  These cities and the surrounding areas are generally known as the Mid-Hudson Valley, which is located along New York State’s Hudson River and amidst its Catskill Mountains. The Newburgh-New Paltz area consists of many small towns that have experienced economic growth and social transformation.  The area offers affordable housing; and therefore, people continue to relocate to the community.

We also have a growing presence in Staten Island, NY. In December of 2008, the Bank relocated its full service Staten Island office into a larger space, allowing for a larger operation that was outgrowing its space.  The office in Staten Island is located approximately ninety miles south of the Bank’s Newburgh location. The borough of Staten Island is primarily comprised of numerous suburban-style residential neighborhoods and small businesses.

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

Lending Activities

We offer a variety of loan products, including commercial real estate loans secured by owner occupied commercial real estate, as well as mortgage loans secured by one- to-four family residences; loans secured by investment real estate owned by individuals who meet certain financial requirements; commercial revolving lines of credit and term loans; home equity loans and lines of credit; multi-family real estate loans; construction or development loans; and to a lesser extent consumer loans.  Generally, we engage in secondary market sales of our fixed rate and adjustable rate residential mortgage originations. During 2009, the Bank selectively retained a portion of its mortgage originations in portfolio where the credit spread was deemed favorable. During the same period, we reduced our construction and development loan originations in light of the deteriorated economic conditions. At December 31, 2009, there were no loans held for sale on the Bank’s balance sheet. Also during 2009, the Bank significantly decreased its concentration in commercial real estate loans.

During 2009, the Bank continued to experience lending growth trends.  Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, concentration of loans in our primary market areas may increase risk.  Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial,  residential, and multifamily real estate properties or loans to businesses located in the Bank’s principal lending areas in the Mid Hudson Valley region of New York as well as the boroughs of Staten Island and Brooklyn in New York City.  While these communities represent our principal markets, the Bank has made loans outside these areas where the nature and quality of such loans was consistent with the Bank’s lending policies. Local economic conditions have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans.   The sustained economic downturn (including significant layoffs in the financial services industry within the greater New York metropolitan area) continues to adversely impact local economic conditions and could negatively affect the financial results of the Bank’s operations. While the Bank has decreased its concentration in non-owner occupied commercial real estate loans, it still has a significant amount of loans in this category, so decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Bank’s earnings.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollars and percentages by type of loan including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred costs. The Bank had no loans held for sale at December 31, 2009 or 2008.

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One-to four-family	26,831	25.1%	21,397	22.5%
Commercial	39,261	36.7	35,436	37.4
Multi-family	9,416	8.8	7,847	8.3
Construction or development	2,798	2.6	3,931	4.1
Home equity (1)	7,964	7.5	8,017	8.4
Total real estate loans	86,270	80.7	76,628	80.7

Other loans:
Commercial business (2)	20,080	18.8	17,138	18.0
Consumer	548	0.5	1,212	1.3
Total other loans	20,628	19.3	18,350	19.3

Total loans	$106,898	100.0%	$94,978	100.0%

Less:
Deferred loan costs (fees) net	585		512
Allowance for loan losses	(1,824)		(862)

Total loans receivable, net	$105,659		$94,628

(1)	Does not include unused lines of credit of $5.2 million and $4.4 millionat December 31, 2009 and 2008, respectively.
(2)	Includes business lines of credit of $13.1 million and $12.0 million but does not include unused business lines of $6.4 million and $3.3 million at December 31, 2009 and 2008, respectively.

Loan Maturity Schedule.  The following table shows the remaining contractual maturity of our loans at December 31, 2009.  Loans are shown as due based on their contractual terms to maturity.  Demand loans, loans having no stated repayment schedule or contractual maturity and overdrafts, are reported as due in one year or less. Adjustable rate loans are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

Amounts (in thousands) due in:	One-to-Four Family & Home Equity Loans	Multifamily & CRE	Commercial Business	Construction or Development	Consumer	Total
	(In thousands)
One year or less	$-	$-	$12,419	$2,752	$422	$15,592
After one year through five years	372	2,018	4,452	46	126	7,015
After five years	34,423	46,658	3,209	-	-	84,291
Total loans	$34,795	$48,676	$20,080	$2,798	$548	$106,897

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After One Year
	Fixed	Adjustable	Total
	(in thousands)
One to Four Family & Home Equity Loans	$14,584	$20,212	$34,796
Multifamily & CRE	17,292	31,386	48,678
Commercial Business	4,724	2,938	7,662
Construction or Development	46	-	46
Consumer	123	-	123
Total loans	$36,769	$54,535	$91,304

Loans are shown in the period based on final contractual maturity. The total amount of loans due after December 31, 2009 which have predetermined interest rates is $36.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $54.5 million.  The Bank’s residential mortgage portfolio is underwritten to conventional secondary market guidelines and does not include any subprime loans.

The Bank is subject to limits on the amount we may lend to one borrower.  At December 31, 2009, the regulatory limit on loans to one borrower was approximately $3.0 million, and the largest credit facility to one borrower was $1.5 million.  This relationship consists of a $1.5 million line of credit to a large law firm which is secured by the firm’s receivables and backed by personal guarantees.  At December 31, 2009, this obligation was performing in accordance with its repayment terms.

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

The primary risks associated with consumer loans relate to the borrower, such as the risk of a borrower’s unemployment as a result of deteriorating economic conditions or the amount and nature of a borrower’s other existing indebtedness, and the value of the collateral securing the loan if the Bank must take possession of the collateral.  Commercial loans also have risks associated with concentrations of credit in a single business.

Largest loan concentration by industry is the real estate industry, followed by the construction industry. At December 31, 2009, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Set forth below is information regarding the types of commercial real estate and multi-family loans in our loan portfolio at December 31, 2009 and 2008.

	At December 31,
	2009		2008
	Number of Loans	Balances (in thousands)	Number of Loans	Balances (in thousands)
Apartments	25	$9,416	18	$7,848
Offices	19	8,905	16	7,327
Warehouses	4	1,529	3	1,341
Restaurants	5	3,269	5	3,401
Mixed Use	39	19,436	33	15,269
Other	14	6,123	16	8,097
Total	106	$48,678	91	$43,283

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

Commercial Business Lending.  The Bank offers term loans and lines of credit to local businesses for working capital, machinery and equipment purchases, expansion and other business purposes.  The terms of these loans generally do not exceed seven years while commercial lines of credit are generally renewed annually.  The interest rates on such loans are generally variable and indexed to the highest prime rate published in The Wall Street Journal plus or minus a margin although some loans are contracted under fixed rate agreements.  Recently we have begun making floating rate loans with rate floors.  At December 31, 2009 we had $20.1 million of commercial business loans outstanding, representing 18.8% of the total loan portfolio and an additional $6.4 million of funds committed, but undrawn, under commercial lines of credit.

The Bank’s commercial business lending policy requires credit file documentation, analysis of the borrower’s capacity to repay the loan, a review of the adequacy of the borrower’s capital and collateral, and an evaluation of conditions affecting the borrower. Analysis of the borrower’s present and future cash flows is also an important aspect of the current credit analysis.

Primary risks associated with commercial business loans are the cash flow of the business, the experience and quality of the borrower’s management, the business climate, and the impact of economic factors.  Unlike residential mortgage loans, which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.  For this reason and, particularly with respect to loans to builders, such loans may be negatively impacted by adverse changes in the economy, including today’s adverse economic environment.  Further, the collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Set forth below is information regarding the types of commercial business loans in our loan portfolio at December 31, 2009 and 2008.

	At December 31,
	2009		2008
Commercial Business Loans	Number of Loans	Dollars (in thousands)	Number of Loans	Dollars (in thousands)
Builder lines of credit	9	$3,607	8	$4,489
Working capital	94	6,591	101	5,252
Real estate acquisition & investment	12	2,237	16	3,581
Business acquisition	4	413	3	180
Equipment purchase	23	1,720	11	431
Attorney lines of credit	2	1,500	2	1,500
Other:	22	4,012	7	1,705
Total	166	$20,080	148	$17,138

One- to Four-Family and Home Equity Residential Real Estate Lending.  At December 31, 2009, we had $34.8 million, or 32.6% of our total loan portfolio, in loans secured by one- to four- family residential properties including $6.4 million in advances under home equity lines of credit, and $1.6 million in home equity loans.  We offer both fixed-rate and adjustable-rate one-to-four family residential first mortgage loans.  Our fixed-rate one- to four-family loans are underwritten in accordance with Fannie Mae and Freddie Mac guidelines and may be sold in the secondary market, servicing released, in order to minimize interest rate risk exposure.  During 2008 and 2009, we retained a greater percentage of our fixed-rate one-to-four family residential loans than in previous years as a part of our growth plan.

The interest rates on our adjustable rate one- to four-family loans are based on a specific index plus a margin and may be retained for portfolio purposes. Management believes that the conservatorship of Fannie Mae and Freddie Mac did not have, nor is expected to have, a material effect on the Company’s results of operations or financial position.

In underwriting one- to four-family residential real estate loans, we evaluate the borrower’s ability to make principal, interest and escrow payments, as well as the value of the property that will secure the loan and debt-to-income ratios.  Currently the Bank originates residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for owner-occupied homes and up to 70% for non-owner occupied homes.  With private mortgage insurance to reduce our exposure to 80% or less, the Bank will originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 95% for owner-occupied homes.  Originated residential mortgage loans that are immediately sold to the secondary market can have loan-to-value ratios of up to 100% for owner-occupied homes, and up to 85% for non-owner occupied homes.  Residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Home equity lines of credit and home equity term loans are secured by a lien on the borrower’s residence and are generally limited to a maximum of $200,000.  Bank credit policy requires the same underwriting standards for home equity lines and loans as are used for one- to four-family residential first mortgage loans held in the Bank’s portfolio. However, because our home equity lines of credit tend to be originated at higher loan to values, and lower debt coverage ratios than our one-to four-family loans, they are generally considered to carry a higher degree of credit risk.

The interest rates for home equity lines of credit float at a stated margin above and below the highest prime rate published in The Wall Street Journal and are capped at 18.0% and a floor determined by the rate plus margin over the life of the loan.  The Bank offers home equity lines of credit for terms of up to 30 years with interest only paid for the first ten years of the loan term. Loan-to-value ratio on new extensions of credit are limited to 75%. At December 31, 2009, we had $6.4 million of outstanding advances under home equity lines of credit and an additional $5.3 million of funds committed, but undrawn, under home equity lines of credit.

Home equity term loans are made at fixed interest rates and are offered at terms up to 15 years generally with loan-to-value ratios of up to 75%.  At December 31, 2009, our home equity loans totaled $1.6 million.  Home equity term loans represent loans originated in the Bank’s geographic markets.

Loans secured by residential co-ops and condominiums located in our market area are offered on substantially the same terms as one- to four-family loans.  At December 31, 2009, we had $1.3 million in condominium and co-op loans.

Reflecting our conservative underwriting standards, we do not have any loans in our loan portfolio that are considered sub-prime.

Construction and Land Lending.  Construction loans are originated to builders and individuals for the construction of both residential and commercial real estate properties.  Construction loan agreements generally provide that loan proceeds are disbursed in increments, subsequent to the Bank’s review of the progress of the construction of the dwelling, as the project progresses. At December 31, 2009, the construction loan portfolio totaled $2.8 million, or 2.6% of the total loan portfolio, and an additional $732 thousand of funds committed but undrawn. At December 31, 2009, our largest construction loan had a balance of $1.0 million for construction of a residential condominium project.

A limited number of land development loans are originated primarily for the purpose of developing residential subdivisions.  These loans to builders and developers are for the development of one- to four-family lots in our market area.  Land loans are originated with adjustable rates of interest tied to the prime rate of interest with terms of five years or less.  Land loans are generally made in amounts up to a maximum loan-to-value ratio of 50% on raw land and up to 75% on developed building lots based upon an independent appraisal. At December 31, 2009, our land development loan portfolio was comprised of one loan with a balance of $816,000, or 0.8% of the total loan portfolio, and was made for the purpose of developing residential lots. This loan was nonaccrual at December 31, 2009.

Construction loans to builders of one- to four-family residences generally carry terms of up to two years with interest only payments required.  The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 80%.  When practical, the Bank seeks to obtain personal guarantees on such loans.  We generally limit loans to builders for the construction of homes on speculation for sale to two homes per builder.  At December 31, 2009, we had $296 thousand of speculative construction loans outstanding to a builder of one- to four- family residences, which was secured by real estate mortgages and backed by personal guarantees.

The Bank originates commercial real estate construction loans to experienced local developers only when there is a written take-out commitment from an acceptable financial institution or government agency, or when the Bank grants an internal commitment for permanent financing evidenced by a written document in the credit file.  The maximum loan-to-value ratio on loans to builders for the construction of commercial real estate is 80%.  At December 31, 2009, our commercial real estate construction portfolio consisted of one loan in the amount of $218 thousand. This loan was non-accrual as of December 31, 2009.

Construction loans to individuals for the construction of their residences convert to permanent residential mortgage loans at the end of the construction phase, which typically runs up to one year.  Upon conversion to permanent mortgages, these loans have rates and terms comparable to those offered by the Bank on its one-to-four family residential mortgage loan products. During the construction phase the borrower pays interest only at a specified margin over the prime rate.  The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%.  Takeouts for residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2009, the Bank had two construction loans totaling $425 thousand outstanding to builders of one-to four family residences where the borrower intends to occupy the property upon completion.

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

Consumer Lending.  The Bank originates a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes.  At December 31, 2009, consumer loans totaled $548 thousand, or 0.5% of total loans outstanding.  Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower.  Our consumer loans are made at fixed or variable interest rates, with terms of up to 5 years.

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

Originations, Purchases and Sales of Loans

Loan applications are taken at each of our offices as well as through mortgage originators. Applications are processed and approved at our Loan Center, which is located in the corporate headquarters. We also employ commissioned loan originators and utilize outside mortgage brokers for lending business development.  Total loan originations amounted to $61.8 million for the year ended December 31, 2009. While we originate a variety of business and personal loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market.  Additionally, the local economy and the interest rate environment affect demand.

To reduce our vulnerability to changes in interest rates, we may sell into the secondary market our fixed-rate residential mortgage originations in addition to certain current year originations of adjustable-rate loans.  Sales of loans amounted to $18.5 million for the year ended December 31, 2009. There were no loans held for sale on the Bank’s balance sheet at December 31, 2009 or 2008. At December 31, 2009 we did not service any of these loans for others.

The following table sets forth our loan originations, sales, repayments and other portfolio activity for the periods indicated.

	Years Ended December 31,
	2009	2008
	(in thousands)
Beginning unpaid principal balance	$94,978	$71,795

New Loans Originated & Advances
Real estate loans
One-to four-family	24,465	22,885
Commercial real estate	14,840	6,846
Construction	911	1,375
Home equity line of credit	3,505	2,716
Commercial line of credit	12,564	9,035
Commercial business loans	4,970	3,742
Consumer loans	555	1,187
Total loans originated	61,810	47,786
Loans Sold:
Residential & Home Equity Loans	(18,467)	(4,367)
Participated to Others	(227)	(1,434)

Principal repayments:
Total principal repayments	(30,332)	(18,802)

Charge-offs	(215)	-
Transfer to real estate owned	(649)	-
Unpaid principal balance at end of period	106,898	94,978

Less:
Allowance for loan losses	(1,824)	(862)
Net deferred loan costs	585	512
Net loans at end of period	$105,659	$94,628

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

Non-Performing Assets

Regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications.  There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  On the basis of management’s review, at December 31, 2009, the Bank had $249 thousand in assets classified as doubtful and $2.9 million classified as substandard.  There were no assets classified as loss. At December 31, 2008 the Bank had $994 thousand in assets classified as substandard. There were no assets classified as doubtful or loss.

Loans are reviewed monthly and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2009 the Bank had a foreclosed asset acquired in settlement of loans.  Attributed to the current downturn in the economic climate, the Bank has seen its non-performing assets increase at December 31, 2009 from the same period a year earlier.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated. At December 31, 2009, we had two loans totaling $1.5 million which represented troubled debt restructures.

	At December 31,
	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$472	$-
Commercial	1,108	250
Multi-family	-	-
Construction or development	1,034	499
Home equity	-	-
Total real estate loans	2,614	749

Other Loans:
Commercial business	451	-
Consumer	-	-
Total non-performing loans	$3,065	$749
REO, net	149	-
Total non-performing assets	$3,214	$749

Ratios:
Non-performing loans to total loans	2.87%	0.79%
Non-performing loans to total assets	1.95%	0.52%
Non-performing assets to total assets	2.04%	0.52%

In connection with the filing of our periodic reports with the New York State Banking Department and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2009, we had classified the following assets:

	One to Four	Multi-	Commercial			Commercial
	Family	Family	Real Estate	Land	Consumer	Business	Total
	(in thousands)

Sub-Standard	$472	$-	$1,322	$815	$-	$257	$2,866
Doubtful	-	-	-	-	-	249	249
Loss	-	-	-	-	-	-	-
Total	$472	$-	$1,322	$815	$-	$506	$3,115

 Our classified assets consist of (i) non-performing loans and (ii) loans and other assets of concern discussed herein.  As of the date hereof, these asset classifications are believed to be consistent with those of the New York State Banking Department.  Certain classified assets are still accruing interest income at December 31, 2009. These loans consist of one additional commercial loan for $50 thousand which is performing.

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

Management’s evaluation of the adequacy of the allowance, which is subject to periodic review by the New York State Banking Department and the Federal Reserve Bank of New York, takes into consideration such factors as the historical loan loss experience, peer group ratios, known and inherent risks in the portfolio, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, estimated value of underlying collateral, and current economic conditions that may affect borrowers’ ability to pay. Due to our brief period of operations, peer group information is the primary determinant.  Other factors as discussed above will become more prominent in the methodology as we develop a history of experience.  While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the estimates made in making the final determination.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Twelve Months Ended
	December 31,

	2009	2008
	(Dollars in thousands)
Balance at beginning of year	862	624
Charge-offs
Real estate mortgage loans	-	-
Commercial loans and lines of credit	(204)	(7)
Home Equity and consumer loans	(11)	-
Construction loans
Total charge-offs	(215)	(7)

Recoveries
Real Estate mortgage loans	-	-
Commercial loans and lines of credit	-	-
Home Equity and consumer loans	2	1
Construction loans	-	-
Total recoveries	2	1

Provision for losses	1,175	244
Balance at end of period	1,824	862

Ratio of net charge-offs to average total loans	0.21%	0.01%
Ratio of allowance for loan losses to total loans	1.71%	0.83%

The following table sets forth the breakdown of the allowance for loan losses by loan category at December 31, 2009 and December 31, 2008.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2009			2008
	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans
	(Dollars in thousands)
Allowance allocated to:
Commercial Mortgages	$899	$48,678	45.5%	$370	$47,214	49.8%
Residential Mortgages	216	26,831	25.1%	86	21,397	22.5%
Commercial & Business Loans	379	20,080	18.8%	327	17,138	18.0%
Home Equity Loans and Lines of Credit	161	7,964	7.5%	51	8,017	8.4%
Other Loans	11	3,346	3.1%	19	1,212	1.3%
Unallocated	158	-	0.0%	9	-	0.0%
Total allowance	$1,824	$106,899	100.0%	$862	$94,978	100.0%

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

As of December 31, 2009, we were unaware of any environmental issues with respect to any of our mortgage loans that would subject us to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in our portfolio.

Investment Activities

General. The Bank’s investment policy is to invest funds among categories of investments and maturities based upon our asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles requires that securities be classified into three categories:  trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.  All other securities not classified as trading or held to maturity are classified as available for sale.  Available for sale securities are reported at fair value with unrealized gains and losses included in a separate component of stockholders’ equity.  At December 31, 2009 we had no securities classified as trading.  During 2009 management elected to reclassify its entire investment portfolio as available for sale, and at December 31, 2009, the entire investment portfolio, or $28.8 million, was classified as available for sale. There were no investment securities of a single issuer which exceeded 10% of our stockholders’ equity, other than U.S. Government or federal agency obligations.

During 2009, we increased our holdings of mortgage backed securities as part of our strategy to deploy liquidity in investment alternatives other than commercial real estate. Mortgage-backed securities in our investment portfolio totaled $25.8 million at December 31, 2009. All are either expressly guaranteed by the United States federal government as in the case of Ginnie Mae securities, or hold the implied guarantee of the United States government as in the case of substantially all of the remaining mortgage backed securities held in our portfolio.  All such securities are pass through securities.

A detail of our mortgage backed securities issuers are as follows:

	December 31, 2009
	Amortized	Fair
	Cost	Value

Mortgage-backed securities:
FNMA	$19,503	$19,636
FHLMC	5,161	5,225
GNMA	986	985
Total	$25,650	$25,846

In addition to mortgage-backed securities, we also invest in other high-quality securities such as United States agency obligations with various maturities. These totaled $1.6 million at December 31, 2009.  See Note 2 of the Notes to Financial Statements for additional information regarding our securities portfolio.

We have also invested in a limited number of trust preferred securities totaling $1.3 million at year end issued individually by Wells Fargo, Deutsche Bank, HSBC, and Barclays Bank.  Management believes that these investment securities remain within the Bank’s investment policy guidelines.

The Bank is a member of the Federal Reserve System (“FRB”) and as such is required to purchase stock in the FRB within the Federal Reserve district in which the Bank is located.  In accordance with this requirement, at December 31, 2009, we owned 6,158 shares totaling $308 thousand in common stock of the Federal Reserve Bank of New York.

We are also a member of the Federal Home Loan Bank of New York (“FHLB-NY”).  A condition of membership requires that the Bank purchase capital stock in the FHLB-NY.  Pursuant to this requirement, at December 31, 2009, we owned 5,728 shares totaling $573 thousand in capital stock of the FHLB-NY.

The following table sets forth the amortized cost and fair value of our securities, by accounting classification category and by type of security, at the dates indicated. At December 31, 2009, we had no securities classified as held-to-maturity.

	At December 31, 2009		At December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

Investment securities available for sale:
U.S. Government agencies	$1,600	$1,626	$2,080	$2,095
Mortgage-backed securities (1)	25,650	25,846	1,807	1,759
Bank trust preferred securities	1,300	1,284	1,302	1,120
Total securities available for sale	$28,550	$28,756	$5,189	$4,974

Investment securities held to maturity:
U.S. Government agencies	$-	$-	$4,070	$4,111
Mortgage-backed securities	-	-	19,459	20,055
Total securities held to maturity	$-	$-	$23,529	$24,166

(1) Consisted of government sponsored agency issuances

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yield and stated maturity of our securities at the dates indicated.  The entire amortized cost and fair value of such securities are included in the maturity period that reflects the final security payment date.  Accordingly, no effects are given to periodic repayments or possible prepayments. At December 31, 2009, there were no securities classified as held to maturity.

	At December 31,
Available for Sale	2009			2008
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
U.S. Government Agencies:
Due less than one year	$600	$622	3.35%	$-	$-	-%
One year to less than three years	-	-	-	-	-	-
Three years to less than five years	-	-	-	-	-	-
Five years to ten years	-	-	-	-	-	-
More than ten years	1,000	1,004	5.50	2,080	2,095	5.77
Total	1,600	1,626	4.69%	2,080	2,095	5.77%

Mortgage-backed securities:
Due less than one year	$-	$-	-%	$-	$-	-%
Due after 1 year but within 5 years	374	381	3.54	581	581	4.44
Due after 5 years but within 10 years	1,635	1,641	3.30	-	-	-
Due After 10 years	23,641	23,824	4.41	1,226	1,178	4.42
Total	25,650	25,846	4.32%	1,807	1,759	4.43%

Bank Trust Preferred Securities
Due less than one year	$-	$-	-%	$-	$-	-
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	-	-	-
Due After 10 years	1,300	1,284	7.97	1,302	1,120	7.96
Total	1,300	1,284	7.97%	1,302	1,120	7.96%

Total investment securities	$28,550	$28,756	4.51%	$5,189	$4,974	5.85%

	At December 31,
Held To Maturity	2008
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in Thousands)
U.S. Government Agencies:
Due less than one year	$-	$-	-%
One year to less than three years	2,570	2,606	3.20
Three years to less than five years	1,500	1,505	3.83
Five years to ten years	-	-	-
More than ten years	-	-	-
Total	4,070	4,111	3.43%

Mortgage-backed securities:
Due less than one year	$-	$-	-%
Due after 1 year but within 5 years	-	-	-
Due after 5 years but within 10 years	2,791	2,886	4.72
Due After 10 years	16,668	17,169	5.20
Total	19,459	20,055	5.13%

Total investment securities	$23,529	$24,166	4.84%

Sources of Funds

Deposits and Borrowings

General.  The Bank’s primary sources of funds are deposits although funds are also derived from loan and investment securities principal repayments and maturities, interest earned on loans and securities, lines of credit with other financial institutions including the Federal Home Loan Bank, FRB, and other funds provided from operations.

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

The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on our experience, we believe that demand, NOW, savings and money market accounts may be somewhat more stable sources of deposits than certificates of deposits.  Also, we believe that our deposits allow us a greater opportunity to connect with our customers and offer them other financial services and products. As a result, we have used marketing and other initiatives to increase such accounts.

The following table sets forth the distribution of deposit accounts and the related weighted average rates at the dates indicated.

	At December 31,
	2009			2008

	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(In thousands)

Demand deposit accounts	$14,007	10.35%	0.00%	$12,840	10.30%	0.00%
NOW accounts	5,292	3.91%	0.56%	2,308	1.90%	0.70%
Money market accounts	37,578	27.76%	1.36%	28,309	22.70%	2.73%
Regular savings accounts	8,995	6.65%	0.94%	12,136	9.70%	2.15%
Certificates of Deposit	69,480	51.33%	2.88%	69,169	55.40%	3.93%
Total	$135,352	100.00%	1.94%	$124,762	100.00%	3.02%

The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of certificate of deposit accounts outstanding at December 31, 2009 and December 31, 2008.

	Period to Maturity
	At December 31, 2009
	Less than	One to	More than		Percent of
	One Year	Three Years	Three Years	Total	Total

1.01% to 2.00%	$18,059	$213	$-	$18,272	26.30%
2.01% to 3.00%	9,731	12,263	114	$22,108	31.82%
3.01% to 4.00%	1,962	14,028	1,277	$17,267	24.85%
4.01% to 5.00%	2,619	4,766	1,037	$8,422	12.12%
5.00% and above	1,102	2,309	-	$3,411	4.91%

Total	$33,473	$33,579	$2,428	$69,480	100.00%

	Period to Maturity
	At December 31, 2008
	Less than	One to	More than		Percent of
	One Year	Three Years	Three Years	Total	Total

1.01% to 2.00%	$-	$-	$-	$-	-%
2.01% to 3.00%	3,505	-	-	$3,505	5.07%
3.01% to 4.00%	27,538	3,391	322	$31,251	45.18%
4.01% to 5.00%	12,154	16,517	307	$28,978	41.89%
5.00% and above	1,603	3,113	719	$5,435	7.86%

Total	$44,800	$23,021	$1,348	$69,169	100.00%

The following table sets forth the maturity distribution and related weighted average interest rates for  certificates of deposit at December 31, 2009:

	At December 31, 2009
	Less than $100,000		Greater than $100,000		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Within three months	$5,990	2.14%	$4,286	1.90%	$10,276	2.04%
After three but within six months	5,291	1.71%	5,703	1.82%	10,994	1.76%
After six but within 12 months	5,882	2.76%	6,321	3.07%	12,203	2.92%
Total within one year	17,163	2.22%	16,310	2.32%	33,474	2.27%

After one but within two years	$11,618	3.62%	$11,029	3.77%	$22,647	3.69%
After two but within three years	5,165	2.76%	5,767	2.97%	10,932	2.87%
After three but within five years	1,353	3.89%	1,075	2.30%	2,428	3.19%

Total	35,299	2.82%	34,181	2.90%	69,480	2.86%

Borrowings.  Borrowings, including Federal Funds purchased, lines of credit, outstanding balances on correspondent bank lines of credit and FHLB advances, remained relatively unchanged at $10.1 million at December 31, 2009 from the prior year-end.  The Company had an outstanding balance of $1.6 million and $615 thousand drawn against its committed credit facility with its correspondent bank, Atlantic Central Bankers Bank at December 31, 2009 and 2008, respectively.  Separately, the Bank has additional unused credit lines of $5.0 million, also with our correspondent bank, Atlantic Central Bankers Bank.

Employees

At December 31, 2009, the Bank had 34 full-time equivalent employees as compared to 36 at December 31, 2008. Employees are not represented by a collective bargaining unit, and the Bank’s relationship with its employees is considered to be good.

REGULATION AND SUPERVISION

General.  Effective March 9, 2009, the Bank converted to a New York State commercial bank charter, and as such, is regulated by the New York Banking Department (the “Department”) and the Federal Reserve Bank of New York (the “FRB”).  The Bank is a member of the Federal Home Loan Bank of New York, and is also is a member of the Federal Reserve System.

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

Insurance of Deposit Accounts.  The Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program were fully insured regardless of the dollar amount until June 30, 2010.  We opted to participate in the FDIC’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009.  Our total expense for the special assessment was $68 thousand.

The Company is participating in the FDIC’s Temporary Account Guarantee (“TAG”) program, which is a part of the FDIC’s TLG program.  The purpose of the TLG is to strengthen confidence and encourage liquidity in the banking system.  Under the TAG, funds in non-interest-bearing accounts, in interest-bearing transaction accounts with interest rate of 0.50% or less and in Interest on Lawyers Trust Accounts will have a temporary unlimited guarantee from the FDIC until June 30, 2010.  The coverage of the TAG is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000.

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

Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors.  These regulatory authorities have extensive enforcement authority over the institutions that they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound banking practices.  Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.  Any change in laws and regulations, whether by the Department, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders.  Additional information on regulatory requirements is set forth in Note 12 to the Consolidated Financial Statements.

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

Loans to One Borrower.  Applicable law and regulation limit the amount that the Bank may lend to any one borrower to 15% of the Bank’s capital and surplus plus an additional 10% of the Bank’s capital and surplus if such additional amount is fully secured by readily marketable collateral.  At December 31, 2009, the Bank’s regulatory limit on loans to one borrower was $3.1 million.  At that date, we were in compliance with our legal lending limit.

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

Federal banking agencies, under certain circumstances, are required to take prompt corrective action against banks that fail to meet their capital requirements.  The FRB is generally required to take action to restrict the activities of an “undercapitalized institution” (generally defined to be one with less than either a 4 percent Tier 1 leverage ratio, a 4 percent Tier 1 risk-based capital ratio or an 8 percent total Tier 1 and Tier 2 risk-based capital ratio).  Any such bank may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FRB is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

To be considered “adequately capitalized,” a bank must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of a least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of a least 8 percent.  To be categorized as “well capitalized,” a bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent.  At December 31, 2009, we met the definition of “well capitalized” under the regulatory framework for prompt corrective action.

Community Reinvestment Act and Fair Lending.  Under the federal Community Reinvestment Act (“CRA”), we have a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of our entire community, including low and moderate, income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to our particular community, consistent with the CRA.  The CRA requires the Department, in connection with the examination of the Bank to assess our record of meeting the credit needs of our community and to take such record into account in our evaluation of certain applications, such as a merger or the establishment of a branch.  The Department may use an unsatisfactory rating as the basis for the denial of an application.  We must also comply with the Federal Equal Credit Opportunity Act and the New York Executive Law, which prohibits creditors from discrimination in their lending practices on basis specified in these statutes.

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

Payment of Dividends.  Regulations of the New York State Banking Department and the FRB restrict the amount of dividends that the Bank can pay the Company.  All dividends must be paid out of undivided profits and cannot be paid out from capital.  In general, if all such capital requirements are satisfied both before and after a dividend payment, a dividend may be paid, in any year, equal to the current year’s net income plus retained net income for the preceding two years that is still available for dividend. A dividend may not be declared if the Bank is considered “undercapitalized” under New York State Banking Department regulations.

Federal Securities Law.  The stock of the Company is registered with the SEC under the Exchange Act.  The Company is subject to the information, reporting, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal Reserve Bank

As a member of the Federal Reserve Board system, the Bank is required to maintain a minimum investment in stock of the Federal Reserve Bank of New York (the “FRB”).  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $308 thousand and $299 thousand invested in FRB stock at December 31, 2009 and December 31, 2008, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time accounts.  Since these reserves are maintained as vault cash or other low-interest bearing accounts, they have the effect of reducing a bank’s earnings.  At December 31, 2009, we were in compliance with these reserve requirements.

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

We incurred additional expense in 2009 in order to comply with the provisions of the Act and the regulations that have been promulgated to implement the Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

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

Risks Related to Recent Economic Conditions and Governmental Response Efforts

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, United States and New York economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

• a decrease in the demand for loans or other products and services offered by us;

• a decrease in the value of our loans or other assets secured by residential or commercial real estate;

• a decrease to deposit balances due to overall reductions in the accounts of customers;

• an impairment of our investment securities;

• an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Any future Federal Deposit Insurance Corporation insurance premium increases will adversely affect our earnings.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $68 thousand during the quarter ended June 30, 2009, to reflect the special assessment.  Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.  In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and our prior credits for federal deposit insurance were fully utilized during the quarter ended June 30, 2009.  Therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.  In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders.  The New York Banking Department and the Federal Deposit Insurance Corporation govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws, regulations, and other regulatory changes may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  Proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to foreclose on collateral.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.  In addition, there have been legislative proposals to create a federal consumer protection agency that may, among other powers, have the ability to limit our rights as a creditor.

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

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Expose Us to Increased Lending Risks.

At December 31, 2009, $51.5 million, or 48.2% of our loan portfolio, consisted of commercial real estate loans, including construction and development loans.  Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including one-to four-family real estate loans, which totaled $26.8 million, or 25.1% of our total loan portfolio, at December 31, 2009.  In addition, at December 31, 2009, $20.1 million, or 18.8% of our loan portfolio, consisted of commercial business loans.

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

Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.

We evaluate our investment securities for other-than-temporary impairment (OTTI) as required by FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles.  When a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings and the investment is recorded at fair value.  In determining whether or not OTTI exists management considers several factors, including but not limited to, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, And management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery.

Our Continuing Concentration of Loans in Our Primary Market Areas May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business. Unlike large banks that are more geographically diversified, we provide banking and financial services to customers primarily in our market area. The local economic conditions in our market areas have a significant impact on our loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy also may have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Future Changes in Interest Rates Could Reduce Our Profits

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates.  Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

Our liabilities generally have shorter maturities than our assets.  This imbalance can create significant earnings volatility as market interest rates change.  In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income.  In periods of declining interest rates, our interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities.  In addition, when long-term interest rates are not significantly higher than short-term rates thus creating a “flat” yield curve, the Company’s interest rate spread will decrease thus reducing net interest income.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2009, the fair value of our securities classified as available for sale totalled $28.8 million.  Unrealized net gains on available-for-sale securities totalled $207 thousand at December 31, 2009 and are reported, net of tax, as a separate component of shareholder’s equity.  However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity.  Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities.  In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates.  As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates. At December 31, 2009, given a +2.00% shock in interest rates, the model results in the Company’s economic value of equity at risk changing by $3.1 million or -24.3% lower than in a flat rate scenario. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

If Our Investment in The Federal Home Loan Bank Of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank common stock as of December 31, 2009 was $573 thousand based on its par value. There is no market for our Federal Home Loan Bank common stock.

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

If the Federal Home Loan Bank of New York Stops Paying Dividends, This Will Negatively Affect Our Earnings.

Certain Federal Home Loan Banks have stopped paying dividends and are prohibited from paying dividends in the future so long as they fail to meet any of their regulatory capital requirements.  We received dividends of $32 thousand on our Federal Home Loan Bank of New York stock in 2009.  The failure of the Federal Home Loan Bank of New York to pay dividends in the future would cause our earnings and stockholders’ equity to decrease.

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

Item 1B.                   Unresolved Staff Comments

None.

Item 2.                      Properties

The following table sets forth information concerning our properties at December 31, 2009.  Our premises had an aggregate net book value of approximately $365,000 at that date.

Location	Year Acquired/Leased	Owned or Leased	Net Book Value at December 31, 2009
	(Dollars in thousands)
Corporate Headquarters And Main Office:

68 North Plank Road Newburgh, New York 12550	2004	Leased (1)	$161

Branch Offices:

257 Main Street New Paltz, New York 12561	2004	Leased (1)	$61

1361 North Railroad Avenue Staten Island, NY 10306	2007	Leased (1)	$143

(1) Our leases at our Newburgh, New Paltz, and Staten Island branch offices terminate in 2012, 2019, and 2018, respectively.

Item 3.                      Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.                      Submission of Matters to a Vote of Security Holders

[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           The Common Stock of ES Bancshares, Inc., is traded on the OTCBB market under the symbol “ESBS.” At December 31, 2009 the common stock was held by approximately 625 shareholders of record.  The following table shows the range of high and low market prices for our stock for the quarters indicated.  There were no dividends declared or paid in any quarter.  The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2009	High	Low	Cash Dividends Declared

Fourth quarter	$6.50	$3.00	$—
Third quarter	4.80	4.01	—
Second quarter	5.00	1.50	—
First quarter	5.00	1.10	—

Year ended December 31, 2008	High	Low	Cash Dividends Declared

Fourth quarter	$6.00	$3.75	$—
Third quarter	6.00	5.00	—
Second quarter	7.00	5.50	—
First quarter	7.75	6.80	—

(b)           Not applicable.

(c)           Not applicable.

Item 6.	Selected Financial Data

This item is not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During 2009 we incurred a net loss of $1.2 million compared to a net loss of $1.9 million during 2008. The smaller 2009 net loss was the result of increased net interest income and non-interest income and lower non-interest expense.

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

The following table sets forth average balance sheets for interest-earning assets and interest-bearing liabilities, average yields and costs, and certain other information for the years ended December 31, 2009 and 2008, respectively.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments, and purchase discounts and premiums that are amortized or accreted to interest income.  No tax-equivalent adjustments were made.

	Year Ended December 31,			Year Ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	100,951	$5,784	5.73%	82,413	$5,167	6.27%
Fed Funds & other investments	11,661	31	0.26%	6,522	131	2.01%
Certificates of deposit	3,333	80	2.39%	6,117	221	3.61%
FRB & FHLB stock	867	51	5.88%	721	37	5.13%
Securities	32,807	1,562	4.76%	21,373	1,070	5.01%
Total interest-earning assets	$149,619	$7,508	5.02%	$117,146	$6,626	5.66%

Allowance for loan losses	(1,017)			(683)
Cash & Due from banks	1,623			3,279
Other Non-interest earning assets	2,446			2,152
Total assets	$152,672			$121,894

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$4,348	$20	0.45%	$2,327	$28	1.20%
Money Market accounts	34,823	573	1.65%	30,049	766	2.55%
Regular savings accounts	10,963	151	1.38%	12,845	320	2.49%
Certficates of Deposit	68,070	2,263	3.32%	47,963	1,925	4.01%
Total interest-bearing deposits	$118,204	$3,007	2.54%	$93,184	$3,039	3.26%

Borrowings	9,852	356	3.61%	7,199	239	3.32%
Total interest-bearing liabilities	$128,056	$3,363	2.63%	$100,383	$3,278	3.27%

Non-interest-bearing liabilities	15,205			11,651
Total liabilities	143,261			112,034

Stockholders' equity	9,411			9,860
Total liabilities and stockholders' equity	$152,672			$121,894
Net interest income		$4,145			$3,348

Average interest rate spread (1)			2.39%			2.39%
Net interest margin (3)			2.77%			2.86%
Net interest-earning assets (4)	$21,563			$16,763
Ratio of average interest-earning assets to average interest-bearing liabilities			116.84%			116.70%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Year Ended December 31,			Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)			(In thousands)
Interest earninig assets:
Loans Receivable	$(546)	$1,162	$616	$(857)	$946	$89
Due from banks and
other money market deposits	(194)	95	(99)	(206)	(106)	(312)
Certificates of Deposit	(41)	(100)	(141)	(108)	9	(99)
FRB and FHLB stock	7	4	11	(4)	15	11
Investment Securities	(81)	573	492	2	670	672

Total interest-earning assets	(855)	1,734	879	(1,173)	1,534	361

Interest-bearing liabilities
NOW accounts	(33)	24	(9)	(1)	12	11
Money market accounts	(313)	120	(193)	(685)	(794)	(1,479)
Regular savings accounts	(122)	(47)	(169)	(136)	180	44
Certificates of deposit	(470)	810	340	(481)	1,382	901

Total interest-bearing deposits	(938)	907	(31)	(1,303)	780	(523)

Borrowings	29	88	117	(347)	579	232

Total interest-bearing liabilities	(909)	995	86	(1,650)	1,359	(291)

Net change in interest income	$54	$739	$793	$477	$175	$652

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total assets.  Total assets at December 31, 2009 increased $11.7 million, or 8.0%, to $157.0 million from $145.3 million at December 31, 2008.  The increase in assets was primarily attributable to an $11.0 million increase in total loans receivable, net, and a $2.3 million increase in total cash and cash equivalents, partially offset by a decrease in certificates of deposits at other institutions of $2.9 million. These increases in assets were primarily funded by an increase in interest-bearing deposits of $9.4 million, or 8.4%, and non-interest bearing deposits of $1.2 million, or 9.3%, over the prior year end. We believe that growing our earnings base in a conservative manner is a key factor in improving our results of operations.  Over the past year, the US Treasury yield curve remained upward sloping providing us with the opportunity to manage our net interest margin.  Furthermore, cutbacks in lending by certain competitors during the latter half of 2008 and throughout 2009 allowed us to maintain our lending activities while focusing on high credit quality.  Finally the Staten Island branch, which opened in 2007, continues to grow and provide the Bank with additional funding.

Net loans.   Net loans increased $11.0 million, or 11.7%, to $105.7 million at December 31, 2009 from $94.6 million at December 31, 2008.  The increase in net loans was primarily attributable to the $10.8 million, or 16.7% increase in commercial and residential real estate mortgage loans, which increased from $64.7 million at December 31, 2008 to $75.5 million at December 31, 2009.  The $11.4 million net increase included $5.4 million in primarily fixed rate one-to-four family residential real estate loans and $5.4 million in commercial and multifamily real estate loans.  Commercial loans and commercial lines of credit increased $2.9 million, or 17.5%, from $17.1 million at December 31, 2008 to $20.1 million at December 31, 2009. In 2009 the above increases were partially offset by a decrease in construction or development loans of $1.1 million, or 28.2%, from $3.9 million to $2.8 million. At December 31, 2009 there were nine nonaccrual loans at a total value of $3.1 million. Both loans were performing at December 31, 2009. Additionally, the Bank had one foreclosed asset acquired in settlement of loans, at December 31, 2009.

Total securities.  Total securities at December 31, 2009 increased $252 thousand, or 0.9%, to $28.8 million from $28.5 million at December 31, 2008.  During 2009, the Bank reclassified its held to maturity portfolio to available for sale.  The Bank sold approximately $14.0 million of mortgage pass-through securities to take advantage of favorable market pricing and to mitigate rapid prepayments on select pools.  A portion of the proceeds along with a portion of the Bank’s excess liquidity were reinvested into government agency mortgage pass thru securities.

Certificates of deposit at other financial institutions.  Certificates of deposit at other financial institutions decreased $2.9 million, or 44.4%, to $3.7 million at December 31, 2009 from $6.6 million at December 31, 2008. In addition, all of our certificates at December 31, 2009 were in amounts covered by FDIC guarantee thresholds.

Cash and cash equivalents.  Cash and cash equivalents at December 31, 2009 increased $2.7 million, or 18.7%, to $14.8 million from $12.5 million at December 31, 2008, as management determined to ensure that sufficient liquidity was readily available to meet the Company’s immediate funding needs.

Federal Home Loan Bank stock. The Bank increased its investment in Federal Home Loan Bank of New York capital stock to $573 thousand during the year ended 2009 from $528 thousand at December 31, 2008, an increase of $45 thousand.

Deposits.  Interest bearing deposits grew $9.4 million to $121.3 million at December 31, 2009 from $111.9 million at December 31, 2008.  The net growth over the year consisted of a $311 thousand increase in certificates of deposit, a $9.3 million increase in Money Market accounts and a $3.0 million increase in NOW accounts, partially offset by a $3.1 million decrease in regular savings accounts. During 2009 non-interest bearing accounts increased $1.2 million, or 9.3% from $12.8 million to $14.0 million.  The increases in our various deposit categories reflect our ability to attract and service new deposit relationships in order to support the increases in total assets.    A significant contributing factor to the increase in total deposits was the growth and relocation of the Bank’s Staten Island branch.

Borrowings.  Borrowings remained relatively unchanged at $10.1 million from year ended December 2009, increasing only $49 thousand.

Stockholders’ equity. Stockholders’ equity increased by $250 thousand to $9.5 million at December 31, 2009 from $9.2 million at December 31, 2008.  The increase was primarily attributable to an increase of $1.0 million in additional paid-in-capital from $17.9 million at year ending December 31, 2008 to $18.9 million at year ended December 31, 2009 and an increase in the unrealized gain on the investment portfolio of $422 thousand. The increase in additional paid-in-capital is related to the issuance of 202,565 shares during 2009 at a weighted average price of $5.31 per share in a private placement. Partially offsetting these increases was an increase in the accumulated deficit of $1.2 million reflecting our net loss in 2009.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

General.  For the year ended December 31, 2009, the Company recognized a net loss of ($1.2 million), or ($0.64) per share, as compared to a net loss of ($1.9 million), or ($1.09) per share, for the year ended December 31, 2008.

Interest Income.  Interest income for the year ended December 31, 2009 totaled $7.5 million, an increase of $881 thousand from $6.6 million for the year ended December 31, 2008.  The increase in interest income resulted from an increase in average interest-earning assets to $149.6 million for the year ended December 31, 2009 from $117.1 million for the year ended December 31, 2008, offset by a decrease in the average annual yield on interest earning assets from 5.66% to 5.02% year over year as a result of new originations and refinancing of existing loans at lower rates.  Also contributing was a decrease in yield realized on the investment portfolio and a decrease in the rate earned on the Bank’s overnight cash placements.  For 2009, average loan balances increased from $82.4 million to $100.9 million over the prior year, while their average annual yield decreased from 6.27% to 5.73%.  For the year ended December 31, 2009, the average balance of the investment securities portfolio increased by $11.4 million, from $21.4 million to $32.8 million, while the average balances of its fed funds sold increased approximately $5.2 million, from $6.5 million to $11.7 million, as compared to the year ended December 31, 2008.  The average annual yield earned by the investment securities portfolio decreased by 25 basis points to 4.76% as compared to 5.01% for the year ended December 31, 2008.  The average annual yield earned on federal funds sold decreased to 0.26% from 2.01% for the year ended December 31, 2009 as a result of the significant decrease in short-term interest rates during 2009.

During the year ended December 31, 2009 the Company decreased its average balance invested in certificates of deposit at other financial institutions from $6.1 million to $3.3 million.  Due to the decrease in short-term interest rates available in the marketplace, the average annual yield on these assets decreased from 3.61% for the year ended December 31, 2008 to 2.39% for the year ended December 31, 2009.

Interest Expense.  Total interest expense for the year ended December 31, 2009 increased by $85,000 when compared to the year ended December 31, 2008.  The decrease primarily resulted from the decrease in the average annual cost of interest bearing liabilities from 3.27% for the year ended December 31, 2008 to 2.63% for the year ended December 31, 2009 which is due to the prevailing low interest rate environment. Average balances of total interest-bearing liabilities increased to $128.1 million for the year ended December 31, 2009 as compared to $100.4 million for 2008.  This increase primarily resulted from an increase in total interest bearing deposits of $25.0 million and an increase in average borrowings of approximately $2.7 million year over year. The average annual cost of interest bearing deposits was 2.54% for the year ended December 31, 2009, as compared to 3.26% for 2008. The average annual cost of borrowings was 3.61% for the year ended December 31, 2009, as compared to 3.32% for 2008.  This increase in borrowed funds was used primarily to fund increases in the investment securities portfolio and to draw on a capital line of credit at the Company.

Average money market account balances increased $4.8 million, from $30.0 million for the year ended December 31, 2008 to $34.8 million for the year ended December 31, 2009.  The average annual costs for money market accounts decreased 90 basis points, from 2.55% for the year ended December 31, 2008 to 1.65% for the year ended December 31, 2009.  The average balances of the Bank’s certificates of deposit portfolio increased to $68.1 million at an average annual cost of 3.32% for the year ended December 31, 2009, from $48.0 million at an average annual cost of 4.01% for the prior year.  For the year ended December 31, 2009, average regular savings account balances decreased $1.8 million to $11.0 million from $12.8 million for the year ended December 31, 2008, while the average costs decreased 111 basis points to 1.38% from 2.49% from the prior year.

Provision for Loan Losses.  The provision for loan losses for the year ended December 31, 2009 increased approximately $931,000 to $1.2 million from $244,000 for the year ended December 31, 2008, primarily as a result of loan growth, the loan portfolio’s overall risk profile under current market conditions, and the economic weakness in the Bank’s market areas. Management’s objective is to maintain an allowance for losses that is sufficient to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, current market conditions and credit granting activities.

Net Interest Income.  Net interest income was approximately $4.1 million for the year ended December 31, 2009 as compared to $3.3 million for the year ended December 31, 2008.  The average interest rate spread remained the same at 2.39% for 2009 versus 2008, while the net interest margin decreased to 2.77% from 2.86% year over year reflecting the increase in non-performing assets and fed funds and money market investment balances.

Non-Interest Income.  Non-interest income for the year ended December 31, 2009 totaled $1.5 million which represented an increase of $757 thousand from the $700 thousand for the year ended December 31, 2008.  Most of the change resulted from an increase in gains on sale of securities available for sale portfolio from $7 thousand for the year ended 2008 versus $457 thousand in 2009. There was also a $129 thousand increase in other non-interest income, attributable primarily to recoveries on the certificate of deposit balance charged off in 2008.

Non-Interest Expense.  Non-interest expense for the year ended December 31, 2009 decreased $78 thousand to $5.2 million from $5.7 million for the year ended December 31, 2008.  Compensation and benefits decreased $20 thousand, or .9%.  In addition to decrease in compensation and benefits, non-interest expense decreased due to a $900 thousand loss on a certificate of deposit at a failed financial institution in the prior period. These decreases were partially offset by an increase in other non-interest expense of $225 thousand to approximately $1.5 million for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008.  This increase was primarily due to increases in professional and consulting fees, advertising, and increased FDIC assessments. Also partially offsetting the above decreases in operating expenses is a charge realized on impairment of foreclosed land zoned for a residential subdivision in the amount of $500 thousand.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  Investing activities are funded primarily by net deposit inflows, sales of loans, principal repayments on loans and securities, and borrowed funds.  For the years December 31, 2009 and 2008, we originated loans of approximately $61.8 million and $47.8 million, respectively, including real estate mortgage loans held for sale.  At December 31, 2009 and 2008, we had outstanding loan origination commitments of $3.0 million and $13.1 million, respectively.  There were no one-to-four family real estate mortgage loans held for sale at either December 31, 2009 or December 31, 2008.  In addition, there were $14.3 million in undisbursed lines of credit and construction loans in process (combined) at December 31, 2009, versus $10.7 million at December 31, 2008.  The Company anticipates that it will have combined sufficient funds available to meet its current loan originations and other commitments.

At December 31, 2009 and 2008 total deposits were approximately $135.4 million and $124.8 million, respectively, of which approximately $69.5 million and $69.2 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from December 31, 2009 totaled $33.5 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

During the quarter ended June 30, 2008, the Company obtained a credit facility with Atlantic Central Bankers Bank for $3.2 million.  Incremental proceeds drawn from the credit facility are for the purpose of providing funds as needed to the Bank to maintain strong capital ratios and enable it to grow at a managed pace and potentially add new branch locations.  As of December 31, 2009 the balance of the facility was $1.6 million, leaving $1.6 million available to support our cash needs at the Company level.

In general the Bank monitors and manages its liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  As a member of the Federal Home Loan Bank of New York, the Bank has the availability of credit secured by qualifying collateral.  At December 31, 2009 the Bank had $11.6 million of such unencumbered collateral available.  Additionally, the Bank has unused credit lines of $5.0 million if the need arises with its correspondent bank, Atlantic Central Bankers Bank, which is separate from the Company’s credit facility mentioned above.

Applicable regulations require banks to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.  Under prompt corrective action regulations, our regulator is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  As of December 31, 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors.

Management believes that as of December 31, 2009 and 2008, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2009 and December 31, 2008.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009	(Dollars in thousands)
Tier I (core) capital	$10,255	6.5%	$4,708	3.0%	$7,847	5.0%
Risk-based capital:
Tier I	10,255	10.1	N/A	N/A	9,417	6.0
Total	11,535	11.3	8,180	8.0	10,225	10.0

December 31, 2008
Tier I (core) capital	$9,439	6.8%	$2,818	3.0%	$4,696	5.0%
Risk-based capital:
Tier I	9,439	10.1	N/A	N/A	3,865	6.0
Total	10,301	11.0	5,153	8.0	6,441	10.0

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

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk

Nearly all of our assets and liabilities are financial in nature.  As a result, our net income is directly affected by changes in interest rates.  We generally do not seek to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities as part of our interest rate risk management program.  However, management believes that by maintaining a significant portion of our assets in short-term investments, adjustable rate mortgage-backed securities and adjustable rate loans, we will be able to redeploy a portion of our assets as rates change.  Although the Company has increased its total assets during 2009, primarily in longer-term loans, it has also increased its cash and cash equivalents, its level of non-interest bearing deposits, and funded significant portions of its prior year asset growth with longer-term interest-bearing liabilities in an effect to manage the vulnerability of its operating results to change in interest rates.  Nevertheless, as a result of holding long-term fixed-rate residential loans and securities in its portfolio, the Company is vulnerable to an increase in its cost of funds used to hold such assets.

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

At December 31, 2009, given a +2.00% shock in interest rates, the model results in the Company’s net interest income for the next twelve months approximately $101,000 or 2.02% higher than net interest income in a flat rate scenario.  The Company did not run a down rate shock at December 31, 2009 as the federal funds rate was at 0-0.25%.

The Company measures its economic value of equity at risk on a quarterly basis using the computer model referred to above.  Economic value of equity at risk measures the Company’s exposure to equity due to changes in a forecast interest rate environment.  At December 31, 2009, given a +2.00% shock in interest rates, the model results in the Company’s economic value of equity at risk changing by $3.1 million or -24.3% lower than in a flat rate scenario.

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

/s/ Thomas Sperzel, Principal
Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ES Bancshares, Inc.
Newburgh, New York

We have audited the accompanying consolidated statements of financial condition of ES Bancshares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ES Bancshares, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Livingston, New Jersey
March 30, 2010

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents:
Cash and due from banks	$9,785	$12,454
Federal funds sold and other money market investments	5,000	5
Total cash and cash equivalents	14,785	12,459
Certificates of deposit at other financial institutions	3,685	6,628
Securities:
Available for sale, at fair value	28,756	4,974
Held to maturity, at amortized cost	-	23,529
(fair value of $24,166 at December 31, 2008)
Total securities	28,756	28,503

Loans receivable	106,898	94,978
Deferred cost	585	512
Allowance for loan losses	(1,824)	(862)
Total loans receivable, net	105,659	94,628
Accrued interest receivable	627	603
Federal Reserve Bank stock	308	299
Federal Home Loan Bank stock	573	528
Goodwill	581	581
Premises and equipment, net	648	757
Prepaid FDIC Assessment	815	-
Real estate owned	149	-
Other assets	366	280
Total assets	$156,952	$145,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$14,007	$12,840
Interest bearing	121,345	111,922
Total deposits	135,352	124,762

Borrowed funds	10,123	10,074
Accrued interest payable	151	205
Other liabilities	1,845	994
Total liabilities	147,471	136,035

Commitments and contingencies (Note 9)

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
2,071,070 shares issued at December 31, 2009	20	19
1,868,505 shares issued at December 31, 2008
Additional paid-in-capital	18,970	17,911
Accumulated deficit	(9,716)	(8,484)
Accumulated other comprehensive income (loss)	207	(215)
Total stockholders' equity	9,481	9,231
Total liabilities and stockholders' equity	$156,952	$145,266

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(In thousands, except per share data)

	For the Twelve Months
	Ended December 31,
	2009	2008

Interest and dividend income:
Loans	$5,784	$5,167
Securities	1,562	1,070
Certificates of deposit	80	221
Fed Funds and other earning assets	82	169
Total interest and dividend income	7,508	6,627

Interest expense:
Deposits	3,007	3,039
Borrowed funds	356	239
Total interest expense	3,363	3,278

Net interest income	4,145	3,349

Provision for loan losses	1,175	244
Net interest income after provision for loan losses	2,970	3,105

Non-interest income:
Service charges and fees	447	444
Net gain on sales of real estate mortgage	.
loans	236	61
Net gain on sale of securities available for sale	457	7
Other	317	188
Total non-interest income	1,457	700

Non-interest expense:
Compensation and benefits	2,328	2,348
Occupancy and equipment	764	822
Data processing service fees	304	284
FDIC assessment	273	118
Loss on uninsured deposits at other financial institutions	-	900
Impairment of foreclosed asset	500	-
Other	1,490	1,264
Total non-interest expense	5,659	5,736

Net loss before income taxes	(1,232)	(1,931)
Income tax expense	-	-
Net (loss)	$(1,232)	$(1,931)

Other comprehensive loss:
Net unrealized gain/(loss) on available-for-sale securities	422	(222)
Comprehensive income (loss)	$(810)	$(2,153)

Weighted average:
Common shares	1,933,367	1,766,525
(Loss) per common share:
Basic	$(0.64)	$(1.09)
Diluted	$(0.64)	$(1.09)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(In thousands of dollars except, share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total

Balance at January 1, 2007	1,721,437	$17	$16,911	$(6,553)	$7	$10,382

Exercise of stock warrants	147,068	2	991	-	-	993

Stock based compensation, net	-	-	9	-	-	9

Comprehensive loss:
Net loss for the period	-	-	-	(1,931)	-	(1,931)
Net unrealized gain on available-
for-sale securities	-	-	-	-	(222)	(222)
Total comprehensive loss						(2,153)
Balance at December 31, 2008	1,868,505	$19	$17,911	$(8,484)	$(215)	$9,231

Stock based compensation, net	-	-	11	-	-	11

Comprehensive loss:
Net loss for the period	-	-	-	(1,232)	-	(1,232)
Net unrealized gain on available-
for-sale securities	-	-	-	-	422	422
Total comprehensive loss						(810)

Net proceeds from issuance
of common stock	202,565	1	1,048			1,049
Balance at December 31, 2009	2,071,070	20	18,970	(9,716)	207	$9,481

See accompanying notes to financial statements

 ES BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars except, share data)

	For the Twelve Months
	Ended December 31,
	2009	2008
		(In thousands)

Cash flows from operating activities:
Net loss for period	$(1,232)	$(1,931)
Adjustments to reconcile net losses to net cash
provided by operating activities:
Provision for loan losses	1,175	244
Depreciation expense	255	311
Amortization of deferred fees, discounts and premiums, net	(20)	(3)
Net originations of loans held for sale	-	411
Stock compensation expense	11	9
Net gain on sale of real estate mortgage loans held for sale	(236)	(61)
Net gain on sale of securities available for sale	(457)	(7)
Gain on sale of fixed assets	-	(9)
Loss of unisured deposit at financial institution	-	900
Loss on impairment of foreclosed asset	500	-
Changes in assets and liabilities
Increase in other assets	(919)	(177)
Increase in accrued expenses and other liabilities	800	96
Net cash used in operating activities	(123)	(217)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	7,348	11,594
Purchase of certificates of deposit at other financial institutions	(4,405)	(13,328)
Purchase of available-for-sale securities	(8,306)	(3,424)
Purchase of held-to-maturity securities	(16,044)	(25,144)
Proceeds on sale of securities available for sale	13,653	506
Proceeds from principal payments and maturities of securities	10,813	6,384
Proceeds on sale of fixed assets	-	9
Net disbursements for loan originations	(12,098)	(23,451)
Purchase of Federal Home Loan Bank stock	(45)	(439)
Redemption (purchase) of Federal Reserve Bank stock	(9)	25
Redemption of Federal Home Loan Bank stock	-	24
Leasehold improvements and acquisitions of capital assets	(146)	(230)
Net cash used in investing activities	(9,239)	(47,474)
Cash flows from financing activities:
Net increase in deposits	10,590	42,420
Proceeds of advance from line of credit & FHLB	1,000	10,526
Repayment of advances	(951)	(541)
Net proceeds from stock issuance	1,049	993
Net cash provided by financing activities	11,688	53,398

Net increase in cash and cash equivalents	2,326	5,707
Cash and cash equivalents at beginning of period	12,459	6,752

Cash and cash equivalents at end of period	$14,785	$12,459

Supplemental cash flow information
Interest paid	$3,417	$3,380
Income taxes paid	$-	$-
Transfer of loans to REO	$649	$-
Transfer of securities from held to maturity to available for sale	$3,190	$-

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Empire State Bank (the “Bank”) was organized under federal law as a national bank primarily regulated by the Office of the Comptroller of the Currency (“OCC”) in 2004.  The Bank’s deposits are insured up to legal limits by the FDIC.  In March 2009, the Bank converted its charter to a New York State commercial bank charter with the New York Banking Department becoming its primary State regulator.

The Bank filed a securities offering registration statement on Form SB-2 on December 12, 2003, which was amended and subsequently declared effective by the OCC as of January 9, 2004.  Pursuant to such registration statement, the Bank in a common stock offering beginning on January 9, 2004 through April 28, 2004, sold 1,650,000 shares of its common stock at a price of $10.00 per share, for an aggregate consideration of $16,500,000 (the “Offering”).  In addition, for every five (5) shares of common stock purchased by a subscriber in the offering, such subscriber received a warrant to purchase, within a three-year period, one (1) share of common stock at an exercise price of $12.50 per share.  As of December 31, 2009 all such warrants had expired.

In May 2006 the Bank reorganized into the Holding Company structure whereby every share, option, and warrant of the Bank’s stock was converted into a corresponding, share, option, or warrant for ES Bancshares, Inc. (“the Company”).

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

The Bank is a full service commercial bank that offers a variety of financial services to meet the needs of communities in its market area.  The Bank attracts deposits from the general public and uses such deposits to originate commercial loans, revolving lines of credit, commercial real estate, mortgage loans secured by one-to four-family residences, home equity lines, and to a lesser extent construction, land, and consumer installment loans.  The Bank also invests in mortgage-backed and other securities permissible for a state chartered commercial bank.  The Bank also operated two loan production offices, one in Staten Island, New York, and another in Lynbrook, New York.  However, in November of 2007 the Staten Island loan production office was closed in conjunction with the opening of the Bank’s new full service branch in that borough.  During the first quarter of 2008, the Bank closed its loan production office in Lynbrook, Nassau County, New York.  The Bank’s primary area for deposits includes the Town of Newburgh and the Village of New Paltz, in addition to the communities surrounding those offices, and the borough of Staten Island.  The Bank’s primary market area for its lending activities consists of the communities within Orange County, Ulster County, the five boroughs of New York City, and portions of Dutchess, Rockland, Putnam and Westchester Counties.

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management does not intend to sell and it is more likely than not that management would be required to sell the securities prior to their anticipated recovery.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of December 31, 2009 and December 31, 2008. Management does not retain servicing with respect to these loans.

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

Goodwill

Goodwill results from business acquisitions and represents the excess of the purchases price over the fair value of the acquired assets and liabilities and identifiable intangible assets. The Company’s goodwill is associated with the purchase of a mortgage banking company upon formation of the Bank. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

The Company follows FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles with respect to accounting for income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2005.

Federal Reserve Bank

As a member of the Federal Reserve Bank (“FRB”) system, the Bank is required to maintain a minimum investment in FRB stock.  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $308 thousand and $299 thousand invested in FRB stock at December 31, 2009 and December 31, 2008, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Home Loan Bank of New York

The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”).  As a member the Bank was required to maintain FHLB capital stock, in the amount of $573 thousand and $528 thousand at December 31, 2009 and 2008, respectively.  The amount is carried at cost because it is a restricted security.  The FHLB may declare dividends on this stock at its discretion.

 Lines of Credit

The Company has another line of credit with a correspondent bank for an amount of up to $3,200,000.  This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years.  As of December 31, 2009, the outstanding balance is $1.6 million.  The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments. Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Company has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during 2009 or 2008.

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

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 10.  For accounting purposes, the Bank recognizes expense for shares of common stock awarded under the Bank’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.  Total expense incurred during the years ending December 31, 2009 and 2008 relating to the options was $11 thousand and $9 thousand, respectively.

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

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now under FASB ASC 820. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company adopted this FSP in the second quarter, however, the adoption did not have a material effect on the results of operation or financial position.

On June 12, 2009,  the  FASB  issued  Statements No. 166, Accounting for Transfers of   Financial   Assets,   and  No.  167, Amendments  to  FASB Interpretation  No.  46(R).   Statement  No.  166  is  a  revision  to FASB Statement  No.  140,  Accounting  for  Transfers and Servicing of Financial Assets   and   Extinguishments   of  Liabilities,  and  will  require  more information  about  transfers of financial assets, including securitization transactions,  and  where  entities  have  continuing exposure to the risks related  to  transferred  financial  assets. It eliminates the concept of a “qualifying   special-purpose entity,” changes  the  requirements  for derecognizing financial assets, and requires additional  disclosures. Statement  No. 167 amends FIN 46(R) to replace the quantitative-based risks and  rewards  calculation for determining which enterprise, if any, has a controlling  financial  interest  in  a  variable  interest entity  with a qualitative  approach focused on identifying which enterprise has the power to  direct  the  activities  of  a variable interest entity (VIE) that most significantly   impact  the  entity’s  economic  performance  and  (1)  the obligation  to  absorb  losses  of  the  entity or (2) the right to receive benefits  from  the  entity.    Unlike  FIN 46 (R), this Statement requires ongoing  reconsideration  of  whether  (1)  an  entity  is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  Statement Nos. 166 and 167 will  be  effective  at  the start of the first fiscal year beginning after November  15,  2009.   The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

On  June  29,  2009,  the  FASB  issued  FASB  Statement  No. 168, The FASB Accounting  Standards  Codification and the Hierarchy of Generally Accepted Accounting  Principles – A Replacement of FASB Statement No. 162 which is now under FASB ASC 105.  With the issuance  of  this  statement, the FASB Accounting Standards CodificationTM (Codification)  became  the source of authoritative U.S. generally accepted accounting  principles  (GAAP)  recognized  by  the  FASB  to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and  Exchange  Commission  (SEC) under authority of federal securities laws are  also  sources  of  authoritative  GAAP  for  SEC  registrants.  On the effective   date   of  this  Statement,  the  Codification  superseded  all then-existing   non-SEC  accounting  and  reporting  standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of the Codification is not intended  to  change  GAAP.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The adoption  of  this  standard  did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at December 31, 2009 and December 31, 2008.

	December 31, 2009
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$25,650	$398	$(202)	$25,846
U.S. Government Agencies	1,600	26	--	1,626
Trust Preferred Securities	1,300	4	(20)	1,284
Total	$28,550	$428	$(222)	$28,756

	December 31, 2008
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$1,807	$--	$(47)	$1,760
U.S. Government Agencies	2,080	15	--	2,095
Trust Preferred Securities	1,302	--	(183)	1,119
Total	$5,189	$15	$(230)	$4,974

The following is a summary of the amortized cost, gross unrecognized gains and losses, and estimated fair market value of investment securities held to maturity at December 31, 2008. There were no securities held to maturity at December 31, 2009.

	December 31, 2008
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$19,459	$596	$--	$20,055
U.S. Government Agencies	4,070	41	--	4,111
Total	$23,529	$637	$--	$24,166

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at December 31, 2009, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	December 31, 2009
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$25,650	$25,846
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	--	--
One year to less than three years	600	622
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	2,300	2,288
Total	$28,550	$28,756

 During 2009 the Company reclassified its entire held to maturity portfolio as available for sale.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2009 and December 31, 2008, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position.

		December 31, 2009

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$5,294	$30	$6,044	$172	$11,338	$202
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	347	3	433	17	780	20
Total temporarily impaired	$5,641	$33	$6,477	$189	$12,118	$222

		December 31, 2008

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$-	$-	$1,178	$47	$1,178	$47
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	1,119	183		-	1,119	183
Total temporarily impaired	$1,119	$183	$1,178	$47	$2,297	$230

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At December 31, 2009, four debt securities had unrealized losses of approximately $189 thousand which had existed for more than twelve months, from the Company’s cost basis and were largely due to changes in interest rates.  The fair value is expected to recover as the securities approach their maturity date.

Unrealized losses on securities less than twelve months have not been recognized into income because the issues have acceptable ratings, continue to perform, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the issues approach maturity.

At December 31, 2008, three debt securities had unrealized losses of approximately $47,000, that had existed for more than twelve months, from the Company’s cost basis, and were largely due to changes in interest rates.

Sales of available for sale securities were as follows (in thousands):

	2009	2008
		(In thousands)

Proceeds	$13,653	$506
Gross gains	457	7
Gross losses	-	-

Securities pledged at year-end 2009 had an approximate carrying amount of $17.2 million and were pledged to secure borrowing facilities as well as certain municipal deposits. Pledged securities at December 31, 2008 had an approximate carrying amount of $10.9 million.

NOTE 3 – LOANS

The following is a summary of loans receivable at December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
	(In thousands)
Real estate loans:
One-to four family	$26,831	$21,397
Commercial	39,261	35,436
Multi-family	9,416	7,847
Construction or development	2,798	3,931
Home equity	7,964	8,017
Total real estate loans	86,270	76,628

Other loans:
Commercial business	20,080	17,138
Consumer	548	1,212
Total other loans	20,628	18,350

Total loans	106,898	94,978

Deferred loan costs net	585	512
Allowance for loan losses	(1,824)	(862)

Total loans receivable, net	$105,659	$94,628

Individually impaired loans were as follows:
	2009	2008
	(In thousands)

Year-end loans with no allocated allowance for loan losses	$3,065	$1,014
Year-end loans with allocated allowance for loan losses	1,534	749

Total	$4,599	$1,763

Amount of the allowance for loan losses allocated	$71	$75

Average of individually impaired loans during year	$3,507	$187
Interest income recognized during impairment	2	-
Cash-basis interest income recognized	-	-

Nonaccrual loans and loans past due 90 days still on accrual were as follows:
Loans past due over 90 days still on accrual	$-	$35
Nonaccrual loans	3,065	749

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Included in impaired loans above is $1.5 million in loans whose terms have been modified in troubled debt restructurings as of December 31, 2009.  As of  December 31, 2009 the Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

At year-end 2009, the Company had $2.5 million in interest only loans, excluding lines of credit and construction loans, and no loans with potential for negative amortization.

The Bank has extended credit to various directors, senior officers and their affiliates.  Loans to related parties during 2009 were as follows:

Beginning balance at December 31, 2008	$3,736
New loans	100
Repayment	(276)
Ending balance at December 31, 2009	$3,560

The balance at December 31, 2009 includes unused commitments totaling $481 thousand.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
	(In thousands)

Balance at beginning of year	$862	$624
Provision for losses	1,175	244
Charge-offs	(215)	(7)
Recoveries	2	1
Balance at end of year	$1,824	$862

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
	(In thousands)

Furniture, fixtures, and equipment	$971	$852
Leasehold Improvements	885	858
	1,856	1,710
Less: accumulated depreciation and amortization	(1,208)	(953)
Total premises and equipment, net	$648	$757

Depreciation expense was $255,000 and $311,000 for 2009 and 2008, respectively.

NOTE 6 – DEPOSITS

The following is a summary of deposit balances at December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
	(in thousands)
Demand deposit accounts	$14,007	$12,840
NOW accounts	5,292	2,308
Money market accounts	37,578	28,309
Regular savings accounts	8,995	12,136
Certificates of Deposit	69,480	69,169
Total	$135,352	$124,762

 The following summarizes certificates of deposit by remaining term to contractual maturity at December 31, 2009.

Account
Balances
(In thousands)

Under one year	$33,473
One year to under two years	22,647
Two years to under three years	10,932
Three years to under four years	822
Four years to under five years	1,606
Total certificates of deposit	69,480

 Certificates of deposit of $100,000 or more totaled $34.2 million and $30.6 million at December 31, 2009 and December 31, 2008, respectively.  Deposits from directors, senior officers and their affiliates were approximately $3.7 million and $2.8 million at December 31, 2009 and December 31, 2008, respectively.

NOTE 7 – BORROWINGS

The Company had $10.1 million in outstanding borrowings as of December 31, 2009 and 2008.  As disclosed in Note 1, the Company had $1.6 million and $615 thousand in an outstanding line of credit as of December 31, 2009 and 2008.  The remaining outstanding borrowings were Federal Home Loan Bank advances.

Advances from the Federal Home Loan Bank were as follows (in thousands):

	2009	2008
Maturities April 1, 2013 through May 1, 2013, fixed rates with an average rate of 3.75%	$8,508	$9,459

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were fully collateralized by investment securities.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $27 million at year-end 2009 including approximately $9 million in term advances outstanding at December 31, 2009.

Payment Information:  Required payments over the next five years are (in thousands):

2010	$1,152
2011	1,025
2012	1,060
2013	5,271
2014	0

NOTE 8 – INCOME TAXES

The following summarizes components of income tax expense for the years ended December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
		(In thousands)
Current:
Federal expense (benefit)	$-	$-
State expense (benefit)	-	-
	-	-

Deferred:
Federal expense (benefit)	(130)	(585)
State expense (benefit)	(79)	(161)
City expense (benefit)	(42)	(7)
Tax expense (benefit) before valuation allowance	(251)	(753)

Valuation allowance	251	753
Tax expense	$-	$-

The following is a reconciliation of the Company’s statutory federal income tax rate to its effective tax rate at December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
	(In thousands)

Federal tax expense (benefit) at statutory rate	$(419)	$(657)
State and local income taxes, net of federal
income tax benefit	(80)	(106)
Expiration of charitable contribution carryforward	85
Other	163	10
Tax benefit before valuation allowance	(251)	(753)

Valuation allowance	251	753
Net tax benefit	$-	$-

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2009 and December 31, 2008.

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carry forwards	$2,435	$2,389
Stock option compensation	29	31
Charitable contributions carry forward	11	108
Depreciation	72	141
Loss on investment CD	303	360
Reserve for loan losses	751	345
Non-accrual loan interest	64	-
Other deferred tax assets	22	40
	3,687	3,414
Less: Valuation allowance	(3,251)	(3,000)
Net deferred tax assets	436	414

Deferred tax liabilities:
Accrual to cash adjustment	(107)	(138)
Accretion of bond discount	-	(1)
Intangible asset amortization	(88)	(70)
Deferred loan fees	(241)	(205)
Deferred tax liabilities	(436)	(414)

Net deferred tax asset (liability)	$-	$-

The Company has the following net operating loss carry forwards available to reduce future taxable income.

Federal	State	City	Year(s) of Expiration
1,391,000	1,388,000	-	2025
1,680,000	1,675,000	-	2026
1,173,000	1,211,000	-	2027
704,000	751,000	-	2028
894,000	800,000	-	2029
293,000	291,000	80,000	2030
6,135,000	6,116,000	80,000

In addition, the Company has charitable contribution carry forwards of $27,000 available to reduce future taxable income.  The charitable contributions expire as follows:  $4,000 expires in 2010, $4,000 expires in 2011, $4,000 expires in 2012, $8,000 expires in 2013, and $7,000 expires in 2014.

Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has no earnings history, management believes it is prudent to record a valuation allowance against the deferred tax assets.

For the years ended December 31, 2009 and 2008, the Bank was subject to a minimum tax on assets for New York State and New York City purposes in the amount of $22,000 and $19,000, respectively, which is included in other expense.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Operating Lease Commitments

The Bank is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office locations in New Paltz, New York and Staten Island, New York.  The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options.  Rent expense under operating leases was $337,000 and $317,000 for the years ended December 31, 2009 and 2008, respectively.  The combined future minimum rent commitments under the non-cancelable operating leases, excluding taxes and insurance, before considering renewal options that generally are present, are as follows:

2010	$273,000
2011	276,000
2012	262,000
2013	183,000
2014	187,000
Thereafter	640,000
Total	$1,821,000

Off-Balance Sheet Financial Instruments

Loan origination commitments and lines of credit are contractual agreements to lend to customers within specified time periods at interest rates and on other terms specified in the agreements.  These financial instruments involve elements of credit risk and interest rate risk in addition to the amounts for funded loans recognized in the balance sheet.  The contractual amounts of commitments and lines of credit represent the Bank’s maximum potential exposure to credit loss (assuming that the agreements are fully funded and any collateral proves to be worthless), but do not represent future cash requirements since certain agreements may expire without being fully funded.  Loan commitments generally have fixed expiration dates (ranging up to three months) or other termination clauses and may require the payment of a fee by the customer.  Commitments and lines of credit are subject to the same credit approval process applied in the Bank’s general lending activities, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements. Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at December 31, 2009 consisted of adjustable and fixed rate, with interest rates ranging from 4.0% to 5.5% and terms generally not exceeding 90 days.

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2009		2008
	(In thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,518	$470	$4,423	$8,697
Unused lines of credit	354	12,032	-	7,721
Standby letters of credit	364	-	604	-

NOTE 10 – EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

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

Also effective June 30, 2008, the Company reduced the exercise price of its 190,000 issued and outstanding organizer warrants from $10.00 to $6.75 for a period ending on October 31, 2008 after which the exercise price will revert back to $10.00 per share.  The organizer warrants, which had an original exercise price of $10.00 per share and expiration date of June 28, 2009, were granted to the Bank’s organizers in connection with the opening of the Bank.  The organizer warrants were valued at $323,000 and were expensed at the time of issuance in accordance with ASC 718.   There was no additional expense recognized as a result of any of the modifications.

During 2008, there were 147,068 warrants exercised at $6.75. As of November 1, 2008, all common stock warrants expired. As of December 31, 2008 there were 92,952 organizer warrants still outstanding. At December 31, 2009, all organizer warrants had expired.

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

The Company accounts for stock options under the modified prospective transition method. For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the shares on the day they are awarded.

A summary of options outstanding under the Bank’s Stock Option Plan as of December 31, 2009, and changes during the twelve-month period then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contrctual Term (years)	Intrinsic Value

Outstanding at January 1, 2009	157,750	$10.42
Granted	-	-
Exercised	-	-
Forfeited or expired	(5,500)	10.45
Outstanding at December 31, 2009	152,250	$10.42	5.2	-

Options exercisable at December 31, 2009	143,600	$10.42	5.1	-

Vested and expected to vest	152,250	$10.42	5.2

As of December 31, 2009, there was $4 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 11 months.

401(k) Plan

A 401(k) benefit plan allows employee contributions up to 15% of their compensation.  The Bank did not make any matching contributions in 2009 or 2008.

NOTE 11 – FAIR VALUE

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale
Mortgage-backed securities – residential	$25,846		$25,846
U.S. government agencies	1,626		1,626
Other securities	1,284		1,284
Total available- for-sale	28,756		28,756

		Fair Value Measurements at
		December 31, 2008 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale
Mortgage-backed securities – residential	$1,760		$1,760
U.S. government agencies	2,095		2,095
Other securities	1,119		1,119
Total available- for-sale	4,974		4,974

Assets measured at fair value on a non-recurring basis are summarized below:

There were no collateral dependent impaired loans with allowance allocated at December 31, 2009.

Fair Value Measurements
in thousands
at December 31, 2009 Using
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
REO Property	$-	$-	$149

Real Estate Owned:  Nonrecurring adjustments to certain commercial real estate properties classified as real estate owned (REO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Real estate owned had a net carrying amount of $149 thousand, which is made up of the outstanding balance of $649 thousand, net of a valuation allowance of $500 thousand at December 31, 2009, resulting in a write-down of $500 for the year ending December 31, 2009.

Fair Value Measurements
in thousands
at December 31, 2008 Using
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Impaired loans	$-	$-	$674

Total non-accrual loans were $3.1 million and $749 thousand at December 31, 2009 and December 31, 2008, respectively.

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$9,785	$9,785	$12,454	$12,454
Federal Funds Sold and money market investments	5,000	5,000	5	5
Securities available for sale	28,756	28,756	4,974	4,974
Securities held to maturity	-	-	23,529	24,166
Loans, net	105,659	106,337	94,628	96,610
Federal Home Loan Bank stock	573	N/A	528	N/A
Federal Reserve Bank stock	308	N/A	299	N/A
Accrued interest receivable	627	627	603	603

Financial Liabilities
Deposits	135,352	136,610	124,762	125,747
Federal Home Loan Bank advances	8,508	8,605	9,459	9,682
Other borrowings	1,615	1,633	615	547
Accrued interest payable	151	151	205	205

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life adjusted for the allowance for loan loss.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not considered material.

NOTE 12 - REGULATORY CAPITAL REQUIREMENTS

Federal Reserve Board regulations requires that state-chartered, FRB-member banks, such as Empire State Bank, maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.

Under its prompt corrective action regulations, the FRB is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  At year-end 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the FRB about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2009 and December 31, 2008, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the regulatory requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2009 and December 31, 2008.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009	(Dollars in thousands)
Tier I (core) capital	$10,255	6.5%	$4,708	3.0%	$7,847	5.0%
Risk-based capital:
Tier I	10,255	10.1	N/A	N/A	9,417	6.0
Total	11,535	11.3	8,180	8.0	10,225	10.0

December 31, 2008
Tier I (core) capital	$9,439	6.8%	$2,818	3.0%	$4,696	5.0%
Risk-based capital:
Tier I	9,439	10.1	N/A	N/A	3,865	6.0
Total	10,301	11.0	5,153	8.0	6,441	10.0

The New York State Banking Department regulates the amount of dividends and other capital distributions that the Bank may pay to the Company.  All dividends must be paid out of undivided profits and cannot be paid out from capital.  In general, if the Bank satisfies all regulatory capital requirements both before and after a dividend payment, the Bank may pay a dividend to the Company, in any year, equal to the current year’s net income plus retained net income for the preceding two years that is still available for dividend.

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

(a) Evaluation of Disclosure Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting.  The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of December 31, 2009 and found them to be adequate.

(b) Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is on page 47 of the Form 10-K.  This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Information concerning directors and executive officers of the Registrant is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010.

Set forth below is information, as of December 31, 2009 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (1), Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (3)

Equity compensation plans approved by stockholders	152,250	$10.42	27,750
Equity compensation plans not approved by stockholders	–	–	–
Total	152,250	$10.42	27,750

(1)	Consists of options to purchase 152,250 shares of common stock under the Empire State Bank 2004 Stock Option Agreement.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Empire State Bank 2004 Stock Option Agreement.
(3)	Consists of stock options for 27,750 shares of common stock available to be granted from the Empire State Bank 2004 Stock Option Agreement.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010.

Item 14.                  Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3(1)	Articles of Incorporation	*

3(2)	Amended and Restated Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement between ES Bancshares, Inc. and Anthony P. Costa, dated December 29, 2008	***

10.2	Employment Agreement between Empire State Bank, N.A. and Anthony P. Costa, dated December 29, 2008	***

10.3	Employment Agreement between ES Bancshares, Inc. and Philip Guarnieri, dated December 29, 2008	***

10.4	Employment Agreement between Empire State Bank, N.A. and Philip Guarnieri, dated December 29, 2008	***

10.5	Employment Agreement between ES Bancshares, Inc. and Arthur W. Budich, dated December 29, 2008	***

10.6	Employment Agreement between Empire State Bank, N.A. and Arthur W. Budich, dated December 29, 2008	***

10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***

10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***

10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**

10.10	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Employee	****

10.11	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Outside Directors	****

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Quarterly Report of Form 10-QSB for the period ended September 30, 2006 filed with the SEC on November 14, 2006.

**
Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 14, 2006 and subsequently amended on April 18, 2006, May 1, 2006, May 16, 2006, and May 23, 2006 and a post-effective amendment filed on June 9, 2006.

***	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 5, 2009.

****	Incorporated by reference to the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ES BANCSHARES, INC.

Date: March 30, 2010	By:	/s/ Anthony Costa
Anthony Costa, Chairman of the Board and Co-Chief Executive Officer (Duly Authorized Representative)
In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	/s/ Philip Guarnieri
Philip Guarnieri, President and Co-Chief Executive Officer, Director

Date: March 30, 2010	/s/ Bryan Lahey
Bryan Lahey, Interim Principal Accounting Officer

Date: March 30, 2010	/s/ William Davenport
William Davenport, Director

Date: March 30, 2010	/s/ Peter Ferrante
Peter Ferrante, Director

Date: March 30, 2010	/s/ Andrew Finklestein, Esq.
Andrew Finklestein Esq., Director

Date: March 30, 2010	/s/ Gale Foster, Esq.
Gale Foster Esq., Director

Date: March 30, 2010	/s/ David Freer, Jr.
David Freer, Jr., Director

Date: March 30, 2010	/s/ Harold Kahn
Harold Kahn, Director

Date: March 30, 2010	/s/ David Mesches
David Mesches, Director

Date: March 30, 2010	/s/ Michael Ostrow
Michael Ostrow, Director

Date: March 30, 2010	/s/ Albert Pagano
Albert Pagano, Director

Date: March 30, 2010	/s/ Peter Savago
Peter Savago, Director

Date: March 30, 2010	/s/ Thomas D. Weddell
Thomas D. Weddell, Director