Form 10-K/A
period 2009-12-31
ES Bancshares, Inc.
filed 2010-04-08
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A
(Amendment No. 1)

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

Explanatory Note:

This Amendment No. 1 filed on Form 10-K/A is being filed for the sole purpose to add a signature that was inadvertently omitted from the signature page of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 30, 2010.

Other than this additional signature, there are no other amendments or revisions to the Form 10-K.

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

ES BANCSHARES, INC.

Date: April 8, 2010	By:	/s/ Anthony Costa
Anthony Costa, Chairman of the Board and Co-Chief Executive Officer (Duly Authorized Representative)
In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 8, 2010	/s/ Philip Guarnieri
Philip Guarnieri, President and Co-Chief Executive Officer, Director

Date: April 8, 2010	/s/ Thomas Sperzel
Thomas Sperzel, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 8, 2010	/s/ William Davenport
William Davenport, Director

Date: April 8, 2010	/s/ Peter Ferrante
Peter Ferrante, Director

Date: April 8, 2010	/s/ Andrew Finklestein, Esq.
Andrew Finklestein Esq., Director

Date: April 8, 2010	/s/ Gale Foster, Esq.
Gale Foster Esq., Director

Date: April 8, 2010	/s/ David Freer, Jr.
David Freer, Jr., Director

Date: April 8, 2010	/s/ Harold Kahn
Harold Kahn, Director

Date: April 8, 2010	/s/ David Mesches
David Mesches, Director

Date: April 8, 2010	/s/ Michael Ostrow
Michael Ostrow, Director

Date: April 8, 2010	/s/ Albert Pagano
Albert Pagano, Director

Date: April 8, 2010	/s/ Peter Savago
Peter Savago, Director

Date: April 8, 2010	/s/ Thomas D. Weddell
Thomas D. Weddell, Director