Form 10-Q
period 2010-03-31
ES Bancshares, Inc.
filed 2010-05-05
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 5, 2010 there were 2,071,070 issued and outstanding shares of the Registrant’s Common Stock.

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	1
	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2010, and 2009	2
	Consolidated Statements of Changes in Stockholders’ Equity
	For the Three Months Ended March 31, 2010 and 2009	3
	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2010 and 2009	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Procedures	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	Signatures	22

ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents:
Cash and due from banks	$10,648	$9,785
Money Market Investments	3,000	5,000
Total cash and cash equivalents	13,648	14,785
Certificates of deposit at other financial institutions	3,205	3,685
Securities:
Available for sale, at fair value	31,185	28,756

Real estate mortgage loans held for sale	659	-
Loans receivable, net
Loans receivable	112,044	106,898
Deferred cost	574	585
Allowance for loan losses	(1,884)	(1,824)
Total loans receivable, net	110,734	105,659
Accrued interest receivable	643	627
Federal Reserve Bank stock	339	308
Federal Home Loan Bank stock	562	573
Goodwill	581	581
Office properties and equipment, net	586	648
Prepaid FDIC Assessment	747	815
Real estate owned	149	149
Other assets	453	366
Total assets	$163,491	$156,952

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$14,391	$14,007
Interest bearing	126,606	121,345
Total deposits	140,997	135,352

Borrowed funds	10,980	10,123
Accrued interest payable	106	151
Other liabilities	1,688	1,845
Total liabilities	153,771	147,471

Commitments and contingencies

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
2,071,070 shares issued at March 31, 2010	20	20
and December 31, 2009)
Additional paid-in-capital	18,970	18,970
Accumulated deficit	(9,660)	(9,716)
Accumulated other comprehensive income	390	207
Total stockholders' equity	9,720	9,481
Total liabilities and stockholders' equity	$163,491	$156,952

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2010	2009

Interest and dividend income:
Loans	$1,564	$1,365
Securities	331	384
Certificates of deposit	17	29
Fed Funds and other earning assets	25	16
Total interest and dividend income	1,937	1,794

Interest expense:
Deposits	642	850
Borrowed funds	96	88
Total interest expense	738	938

Net interest income	1,199	856

Provision for loan losses	59	83
Net interest income after provision for loan losses	1,140	773

Non-interest income:
Service charges and fees	105	100
Net gain on sales of real estate mortgage
loans held for sale	35	65
Other	25	49
Total non-interest income	165	214

Non-interest expense:
Compensation and benefits	582	562
Occupancy and equipment	190	203
Data processing service fees	73	70
Other	404	292
Total non-interest expense	1,249	1,127

Net income (loss) before income taxes	56	(140)
Income tax expense	-	-
Net income (loss)	$56	$(140)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	183	(63)
Comprehensive income (loss)	$239	$(203)

Weighted average:
Common shares	2,071,070	1,868,505
Earnings (Loss) per common share:
Basic	$0.03	$(0.07)
Basic & diluted	$0.03	$(0.07)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands, except share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total

Balance at January 1, 2009	1,868,505	$19	$17,911	$(8,484)	$(215)	$9,231

Stock based compensation, net	-	-	4	-	-	4

Comprehensive loss:
Net loss for the period	-	-	-	(140)	-	(140)
Net unrealized loss on available-
for-sale securities	-	-	-	-	(63)	(63)
Total comprehensive loss						(203)

Balance at March 31, 2009	1,868,505	$19	$17,915	$(8,624)	$(278)	$9,032

Balance at January 1, 2010	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Stock based compensation, net	-	-	-	-	-	-

Comprehensive income:
Net income for the period	-	-	-	56	-	56
Net unrealized gain on available-
for-sale securities	-	-	-	-	183	183
Total comprehensive income						239

Balance at March 31, 2010	2,071,070	$20	$18,970	$(9,660)	$390	$9,720

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended March 31,
	(unaudited)
	2010	2009

Cash flows from operating activities:
Net income (loss) for period	$56	$(140)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Provision for loan losses	59	83
Depreciation expense	68	70
Amortization of deferred fees, discounts and premiums, net	(33)	2
Net originations of loans held for sale	(624)	(1,119)
Stock compensation expense	-	4
Net gain on sale of real estate mortgage loans held for sale	(35)	(65)
Changes in assets and liabilities
Increase in other assets	(33)	(118)
Increase in accrued expenses and other liabilities	(204)	223
Net cash used in operating activities	(746)	(1,060)
Cash flows used in investing activities:
Maturity of certificates of deposit at other financial institutions	480	4,929
Purchase of certificates of deposit at other financial institutions	-	(249)
Purchase of available-for-sale securities	(4,435)	-
Purchase of held-to-maturity securities	-	(9,056)
Proceeds from principal payments and maturities of securities	2,160	3,931
Net disbursements for loan originations	(5,072)	(1,616)
Redemption of Federal Home Loan Bank stock	11	11
Redemption (purchase) of Federal Reserve Bank stock	(31)	-
Leasehold improvements and acquisitions of capital assets	(6)	(93)
Net cash used in investing activities	(6,893)	(2,143)
Cash flows from financing activities:
Net increase in deposits	5,645	1,434
Proceeds of advance from line of credit & FHLB	1,100	-
Repayment of advances	(243)	(234)
Net cash provided by financing activities	6,502	1,200

Net decrease in cash and cash equivalents	(1,137)	(2,003)
Cash and cash equivalents at beginning of period	14,785	12,459

Cash and cash equivalents at end of period	$13,648	$10,456

Supplemental cash flow information
Interest paid	$783	$947
Income taxes paid	$-	$-

See accompanying notes to financial statements

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

The Bank reorganized into a one-bank holding company structure (the “Reorganization”). In connection with the Reorganization, the Bank formed ES Bancshares, Inc. (the “Company”) on August 15, 2006, a Maryland corporation, to serve as its holding company.

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

Note 2.  Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit.  In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year ending December 31, 2010.  The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010.

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

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 4. For accounting purposes, the Company recognizes expense for shares of common stock awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded. Total expense incurred during the three months ended March 31, 2010 and 2009, relating to the options was $0 and $4 thousand, respectively.

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

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.4 million at March 31, 2010.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has limited operating experience, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of March 31, 2010.

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

Subsequent Events

Events occurring subsequent to March 31, 2010 have been evaluated as to their potential impact to the financial statements through the date of filing.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased.

Adoption of New Accounting Standards

In  January 2010, the Financial Accounting Standards Board (“FASB”) amended existing  guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out  of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  In addition, the FASB clarified guidance related to disclosures for  each  class of assets and liabilities as well as disclosures about the valuation techniques and  inputs  used  to  measure  fair  value for both recurring  and  nonrecurring  fair  value  measurements that fall in either Level  2  or  Level  3.  The  impact of adoption on January 1, 2010 was not material as it required only disclosures which are included in the Fair Value footnote.

In  June 2009, the FASB amended existing guidance to improve the relevance, representational  faithfulness, and comparability of the information that a reporting  entity  provides in its financial statements about a transfer of financial assets;  the  effects  of  a transfer on its financial position, financial  performance,  and  cash  flows;  and  a  transferor’s continuing involvement,  if  any,  in  transferred  financial  assets.   This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements  of  transferors.  The impact of adoption on January 1, 2010 was not material.

In  June  2009,  the  FASB  amended  guidance for consolidation of variable interest  entities  by  replacing  the quantitative-based risks and rewards calculation  for  determining  which  enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable  interest  entity  that  most  significantly  impact  the entity’s economic  performance and (1) the obligation to absorb losses of the entity or   (2)  the  right  to  receive  benefits  from  the  entity.  Additional disclosures about an enterprise’s involvement in variable interest entities are also required.  The impact of adoption on January 1, 2010 was not material.

In December 2007, the FASB enhanced existing guidance for the use of the acquisition method of accounting (formerly the purchase method) for all business combinations, for an acquirer to be identified for each business combination and for intangible assets to be identified and recognized separately from goodwill.  An entity in a business combination is required to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, there were changes  in requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and   measuring  contingent  consideration.   Disclosure  requirements for business combinations were also enhanced.  The impact of adoption on January 1, 2009 was not material

In April 2009, the FASB issued amended clarifying guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The  impact of adoption on January 1, 2009 was not material. In January 2010, the FASB issued amended clarifying guidance addressing implementation issues related to the changes in ownership provisions. The impact of adoption on January 1, 2010 was not material.

Newly Issued But Not Yet Effective Accounting Guidance

In January 2010, the FASB amended existing guidance related to fair value measurements requiring new disclosures for activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The impact of adoption is expected to be immaterial.

Note 3 – Investment Securities

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at March 31, 2010 and December 31, 2009.

	March 31, 2010
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities*	$28,895	$471	$(131)	$29,235
U.S. Government Agencies	600	22	--	622
Trust Preferred Securities	1,300	32	(4)	1,328
Total	$30,795	$525	$(135)	$31,185

	December 31, 2009
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities*	$25,649	$399	$(202)	$25,846
U.S. Government Agencies	1,600	26	--	1,626
Trust Preferred Securities	1,300	4	(20)	1,284
Total	$28,549	$429	$(222)	$28,756

* Consists of government agency securities

There were no securities held to maturity at March 31, 2010 or December 31, 2009.

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at March 31, 2010, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	March 31, 2010
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$28,895	$29,235
U.S. Government Agencies
Due less than one year	--	--
One year to less than three years	600	622
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	--	--
Trust Preferred Securities	1,300	1,328
Total	$30,795	$31,185

The following tables summarize, for all securities in an unrealized loss position at March 31, 2010 and December 31, 2009, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position.

	March 31, 2010

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$7,039	$40	$6,031	$91	$13,070	$131
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	346	3	149	1	495	4
Total temporarily impaired	$7,385	$43	$6,180	$92	$13,565	$135

	December 31, 2009

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$5,294	$30	$6,044	$172	$11,338	$202
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	347	3	433	17	780	20
Total temporarily impaired	$5,641	$33	$6,477	$189	$12,118	$222

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

At March 31, 2010, five debt securities had unrealized losses of approximately $43 thousand, and three others had unrealized losses of approximately $92 thousand, that have existed for less than twelve months, and more than twelve months, respectively, from the Bank’s cost basis, and are largely due to changes in interest rates.  The fair value is expected to recover as the securities approach their maturity date or reset date.

There were no sales of securities during either of the three months ended March 31, 2010 or 2009.

Note 4.  Stock-Based Compensation Plans

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

A summary of options outstanding under the Company’s Stock Option Plan as of March 31, 2010, and changes during the period then ended is presented below.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at January 1, 2010	152,250	$10.42
Granted	15,000	6.00
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2010	167,250	$10.02	5.4	-

Options exercisable at March 31, 2010	122,850	$10.46	4.8	-

Vested and expected to vest	167,250	$10.02	5.4

As of March 31, 2010, there was $13 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 57 months.

At March 31, 2010, there were 12,750 shares available for future grant under the Stock Option Plan.

401(k) Plan

A 401(k) benefit plan allows employees to contribute up to 15% of their compensation. The Bank did not make any matching contributions in 2010 or 2009.

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

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in market that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Assets and liabilities measured at fair value as required by FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles, are summarized below:

		Fair Value Measurements at
		March 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets:
Investment securities available-for sale
Mortgage-backed securities – residential	$29,235		$29,235
U.S. government agencies	622		622
Other securities	1,328		1,328
Total available- for-sale	31,185		31,185

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets:
Investment securities available-for sale
Mortgage-backed securities – residential	$25,846		$25,846
U.S. government agencies	1,626		1,626
Other securities	1,284		1,284
Total available- for-sale	28,756		28,756

Assets measured at fair value on a non-recurring basis are summarized below:

There were no collateral dependent impaired loans with an allowance allocated at March 31, 2010 or December 31, 2009.

Fair Value Measurements
(in thousands)
at March 31, 2010 Using
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
REO Property	$-	$-	$149

Fair Value Measurements
(in thousands)
at December 31, 2009 Using
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
REO Property	$-	$-	$149

Real Estate Owned:  Nonrecurring adjustments to certain commercial real estate properties classified as real estate owned (REO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Real estate owned had a net carrying amount of $149 thousand, which is made up of the outstanding balance of $649 thousand, net of a valuation allowance of $500 thousand at March 31, 2010 and December 31, 2009. A write-down of $500 thousand was recorded during the year ending December 31, 2009.

Total non-accrual loans were $3.1 million at both March 31, 2010 and December 31, 2009.

Carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$10,648	$10,648	$9,785	$9,785
Federal Funds Sold and money market investments	3,000	3,000	5,000	5,000
Securities available for sale	31,185	31,185	28,756	28,756
Loans, net	110,734	111,321	105,659	106,337
Federal Home Loan Bank stock	562	N/A	573	N/A
Federal Reserve Bank stock	339	N/A	308	N/A
Accrued interest receivable	643	643	627	627

Financial Liabilities:
Deposits	140,997	142,195	135,352	136,610
Federal Home Loan Bank advances	8,265	8,287	8,508	8,605
Other borrowings	2,715	2,722	1,615	1,633
Accrued interest payable	106	106	151	151

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York, and its branch office locations in New Paltz, New York, and Staten Island, New York.  The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options.  Rent expense under operating leases was $84,000 for the three months ended March 31, 2010.  At March 31, 2010, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $205,000 in 2010; $276,000 in 2011; $262,000 in 2012; $183,000 in 2013; $187,000 in 2014; and a total of $640,000 thereafter.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at March 31, 2010 were limited to loan origination commitments of $2.2 million (including one-to-four family loans held for sale of $200 thousand) and unused lines of credit (principally commercial and home equity lines) extended to customers of $11.3 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at March 31, 2010, consisted of adjustable and fixed rate commitments of $2.0 million and $230 thousand respectively, with interest rates ranging from 4.25% to 6.50%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We expect our directors shortly to enter into a memorandum of understanding (“Memorandum”) among the board of directors of the Company, the board of directors of the Bank, the Federal Reserve Bank of New York (“FRBNY”) and the New York State Banking Department (“Banking Department”) (with the Banking Department and FRBNY together referred to as the “Supervisors”) pursuant to which such boards will undertake to ensure that, among other things, written plans are submitted to the Supervisors to strengthen the Bank’s supervision over operational matters in the areas of credit risk management practices, credit administration, and Bank Secrecy and Anti-Money Laundering compliance.

Other matters referenced include revising the Bank’s allowance for loan and lease losses methodology, amending its policy to require a Uniform Bank Performance Report of each financial institution from which it purchases a certificate of deposit, enhancing the Bank’s internal audit function, installing back-up power for its Newburgh data center, and establishing a compliance committee of the Bank’s board of directors and periodically review compliance with the Memorandum.

Forward-Looking Statements

This Report on Form 10-Q of the Company includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company.  All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “project,” “predict,” “expect,” “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including: statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios and estimates of our risks and future costs and benefits. Among the factors which could cause our actual results of financial condition to differ materially are those set forth in Item 1A of our Form 10-K as well as the following: our ability to manage the risk in our loan portfolio; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area, future deposit premium levels, adverse changes in the securities and national and local real estate markets (including real estate values); our ability to grow our new Staten Island office; legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; the effect of a dramatically slowing economy on our lending portfolio including our commercial real estate, business, construction, multifamily, and home equity loans; the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans, changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and changes in our organization, compensation and benefit plans.

The Company does not intend to update these forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets at March 31, 2010, amounted to $163.5 million, representing an increase of $6.5 million, or 4.2%, from $157.0 million at December 31, 2009.  The increase in assets consisted of a $2.4 million increase in total securities, a $659 thousand increase in real estate loans for sale, and a $5.1 million increase in total loans receivable, net, that were partially offset by a $480 thousand decrease in certificates of deposit at other financial institutions, and a $1.1 million decrease in total cash and cash equivalents. These increases reflect our efforts to increase the proportion of our assets carrying a higher yield than liquid assets.

Overall, loans receivable, net, increased $5.1 million, or 4.8%, to $110.7 million at March 31, 2010, from $105.7 million at December 31, 2009. Residential real estate mortgage loans, excluding mortgage loans held for sale, increased $1.8 million, or 6.7%, from $26.8 million to $28.6 million. Commercial and multifamily real estate loans decreased $500 thousand, or 1.0%, from $51.5 million to $51.0 million. Commercial loans and commercial lines of credit increased $3.9 million, or 19.4%, from $20.1 million to $24.0 million, and home equity and consumer loans decreased $16 thousand or 0.19%, from $8.5 million to $8.4 million, over the same three-month period.  Management continues to emphasize the origination of high quality loans to the loan portfolio.

Total cash and cash equivalents at March 31, 2010, decreased $1.2 million, or 8.1%, to $13.6 million from $14.8 million at December 31, 2009, while certificates of deposit at other financial institutions decreased $480 thousand, or 13.0%, to $3.2 million from $3.7 million during the same period.  Total securities at March 31, 2010, increased $2.4 million, or 8.3%, to $31.2 million from $28.8million at December 31, 2009.

Interest bearing deposits increased $5.3 million or 4.3% from December 31, 2009 to March 31, 2010. The net deposit activity over the period consisted largely of a $1.6 million increase in certificates of deposit and a $2.1 million increase in savings and money market accounts, and a $1.9 million increase in transaction accounts.

Stockholders’ equity increased by $239 thousand to $9.7 million at March 31, 2010, from $9.5 million at December 31, 2009.  The increase was primarily attributable to a net income for the quarter of $56 thousand and a $183 thousand increase in accumulated other comprehensive income .  The ratio of stockholders’ equity to total assets remained unchanged, at 6.0%, at both March 31, 2010 and December 31, 2009.  Book value per share increased to $4.69 at March 31, 2010, from $4.58 at December 31, 2009.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Non-Performing Assets

The following table summarizes the Company’s non-performing assets for the periods March 31, 2010 and December 31, 2009:

	At March 31,	At December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$472	$472
Commercial	1,108	1,108
Multi-family	-	-
Construction or development	1,034	1,034
Home equity	-	-
Total real estate loans	2,614	2,614

Other Loans:
Commercial business	451	451
Consumer	-	-
Total non-performing loans	$3,065	$3,065
REO, net	149	149
Total non-performing assets	$3,214	$3,214

Ratios:
Non-performing loans to total loans	2.74%	2.87%
Non-performing loans to total assets	1.87%	1.95%
Non-performing assets to total assets	1.97%	2.04%

Allowance for Loan Losses

The following table summarizes the activity in the Company’s allowance for loan losses for the three month periods ended March 31, 2010 and March 31, 2009:

	Three Months Ended
	March 31,

	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$1,824	$862
Charge-offs
Real estate mortgage loans	-	-
Commercial loans and lines of credit	-	(11)
Home Equity and consumer loans	-	-
Construction loans
Total charge-offs	-	(11)

Recoveries
Real Estate mortgage loans	-	-
Commercial loans and lines of credit	-	-
Home Equity and consumer loans	1	-
Construction loans	-	-
Total recoveries	1	-

Provision for losses	59	83
Balance at end of period	$1,884	$934

Ratio of net charge-offs to average total loans	0.00%	0.01%
Ratio of allowance for loan losses to toal loans	1.68%	0.97%

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three-month period ended March 31, 2010, as compared to the comparable three-month period ended March 31, 2009.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	Quarter Ended March 31,			Quarter Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	109,420	$1,564	5.72%	96,574	$1,365	5.65%
Fed Funds & other investments	11,454	11	0.39%	9,994	7	0.28%
Certificates of deposit	3,411	17	1.99%	3,635	29	3.19%
FRB & FHLB stock	898	14	6.24%	819	9	4.40%
Securities	31,274	331	4.23%	30,417	384	5.05%
Total interest-earning assets	$156,457	$1,937	4.95%	$141,439	$1,794	5.07%

Allowance for loan losses	(1,880)			(913)
Cash & Due from banks	1,264			2,062
Other Non-interest earning assets	3,780			2,883
Total assets	$159,621			$145,471

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$6,129	$7	0.46%	$2,111	$3	0.57%
Money Market accounts	36,971	113	1.22%	31,824	168	2.11%
Regular savings accounts	9,910	26	1.05%	12,552	56	1.78%
Certficates of Deposit	71,270	496	2.78%	65,808	623	3.79%
Total interest-bearing deposits	$124,280	642	2.07%	$112,295	850	3.03%

Borrowings	10,000	96	3.89%	9,227	88	3.87%
Total interest-bearing liabilities	$134,280	$738	2.20%	$121,522	$938	3.13%

Non-interest-bearing liabilities	15,713		.	14,547		.
Total liabilities	149,993			136,069

Stockholders' equity	9,629			9,402
Total liabilities and stockholders' equity	$159,621			$145,471
Net interest income		$1,199			$856

Average interest rate spread (1)			2.75%			1.94%
Net interest margin (3)			3.07%			2.42%
Net interest-earning assets (4)	$22,177			$19,917
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.52%			116.39%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended March 31, 2010 and March 31, 2009

General. For the quarter ended March 31, 2010, the Company recognized net income of $56,000, or $0.03 per basic and diluted share, as compared to a net loss of $140,000, or ($0.07) per basic and diluted share, for the quarter ended March 31, 2009.

Interest Income.  Interest income amounted to $1.9 million for the quarter ended March 31, 2010, as compared to $1.8 million for the quarter ended March 31, 2009.  The increase of $143,000 was primarily attributable to a $15 million increase in average interest-earning assets from $141.4 million to $156.4 million in the first quarter of 2010, as compared to the same period in 2009. The average yield on earning assets increased 12 basis points from 5.07% for the quarter ended March 31, 2009, to 4.95% for the same period in 2010.

Average loan balances increased by $12 million, from $96.6 million for the quarter ended March 31, 2009, to $109.4 million for the quarter ended March 31, 2010, while the average yield increased from 5.65% to 5.72% over the same respective periods.  The average balances of the Bank’s federal funds increased by $1.5 million, over the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009. The average yield on these respective interest-earning assets increased to 0.39% from 0.28% over the same comparable periods as a result of selectively placing excess liquidity in more competitive money market instruments which are insured by the FDIC. The average balance and yield of the Bank’s investment securities for the quarter ended March 31, 2010, was $31.3 million and 4.23%, respectively, as compared to an average balance of $30.4 million and a yield of 5.05% for the comparable quarter ended one-year earlier. The average balance on certificates of deposit at other financial institutions decreased from $3.6 million for the quarter ended March 31, 2009, to $3.4 million in the respective period in 2010. The average yield declined to 1.99% for the quarter ended March 31, 2010, as compared to 3.19% at the quarter ended March 31, 2009, or 120 basis points.

Interest Expense.  Total interest expense for the quarter ended March 31, 2010, decreased by $200 thousand, from $938 thousand to $738 thousand, when compared to the same three-month period one year earlier.  The average balances of total interest-bearing liabilities increased $12.8 million to $134.3 million for the quarter ended March 31, 2010, from $121.5 million for the quarter ended March 31, 2009, but the average costs for those liabilities decreased to 2.20% from 3.13% for the same respective periods.

The average balances of the Bank’s certificates of deposit portfolio increased to $71.3 million at an average cost of 2.78% over the quarter ended March 31, 2010, from $65.8 million at an average cost of 3.79% over the same quarter ended one-year earlier.  The $5.5 million increase was primarily attributable to the continued increase in the number of customers that followed the opening of the Bank’s third full service branch in Staten Island, New York, in November 2007, and the general increase in funds deposited due to the increase in FDIC guarantee thresholds.  Regular savings account average balances decreased by $2.6 million from $12.5 million at an average cost of 1.78% for the quarter ended March 31, 2009, to $9.9 million at an average cost of 1.05% for the quarter ended March 31, 2010.

Average money market account balances increased $5.2 million, or 16.4% to $37.0 million at an average cost of 1.22% for the quarter ended March 31, 2010, from $31.8 million at an average cost of 2.11% for the quarter ended March 31, 2009.  The increased balances were primarily attributable to management’s focus on attracting deposits of this type, as well as the increase in FDIC guarantee thresholds.

For the quarter ended March 31, 2010, the average balance of the Company’s borrowed funds was $10.0 million and its average cost was 3.89%, as compared to $9.2 million and an average cost of 3.87% for the quarter ended March 31, 2009. The increase was primarily a result of our drawing down approximately $2.1 million from a line of credit with a correspondent bank partially offset by pay downs on existing FHLB borrowings. At March 31, 2009, the weighted average term to maturity of our borrowings was approximately 2.5 years.

Net Interest Income.  Net interest income was approximately $1.2 million for the quarter ended March 31, 2010, as compared to $856,000 for the same quarter in the prior year.  The Bank’s average interest rate spread increased to 2.75% for the quarter ended March 31, 2010, from 1.94% for the quarter ended March 31, 2009, while the net interest margin increased to 3.07% from 2.42%, over the same respective periods.

Provision for Loan Losses.  For the three months ended March 31, 2010, management recorded a provision of $59 thousand to the provision. The Company is still too new to have developed enough internal historical loan loss experience. As a result, management felt it prudent to increase the loan loss allowance to reflect the overall growth in the portfolio as well as its evaluated risk in the portfolio. Comparatively, the provision was $83 thousand for the quarter ended March 31, 2009.

Non-Interest Income.  Non-interest income for the quarter ended March 31, 2010 decreased $49 thousand to approximately $165 thousand as compared to $214 thousand for the quarter ended March 31, 2009.  Service charges and fees increased by $8 thousand, from $100 thousand for the quarter ended March 31, 2009, to $108 thousand for the quarter ended March 31, 2010, primarily as a result of servicing a greater number of deposit and loan customers.  The net gain on the sales of real estate mortgage loans decreased $30 thousand to $35 thousand at March 31, 2010, as compared to $65 thousand at March 31, 2009. This is due to a decrease in the level of refinance activity from the comparable period in 2009. Other non-interest income categories decreased to $22 thousand for the quarter ended March 31, 2010, from $49 thousand for the same quarter in 2009, a decrease of $27 thousand, primarily relating to a decrease in annuity sales and a recovery during 2009 from the loss on deposit placed with a correspondent bank.

Non-Interest Expense.  Non-interest expense for the quarter ended March 31, 2010 increased $122 thousand when compared to the same quarter in 2009.  Compensation and benefits increased $18 thousand primarily as a result of new employee hires. Other non-interest expense increased to $404 thousand for the quarter ended March 31, 2010, from $292 thousand for the quarter ended March 31, 2009.  The $112 thousand increase was primarily due to the rise in FDIC assessments, advertising, and other operating expenses related to the expansion of the Bank’s business activities.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2010, the Company originated loans, net of sales and principal payments, of approximately $5.1 million including real estate mortgage loans held for sale.  At March 31, 2010, the Company had outstanding loan origination commitments of $2.2 million (including one-to-four-family real estate mortgage loans held for sale of $200 thousand) and undisbursed lines of credit and construction loans in process of $11.3 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At March 31, 2010, total deposits were approximately $141.0 million of which approximately $71.1 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from March 31, 2010, totaled $34.6 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.2 million.  This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years.  As of March 31, 2010, the outstanding balance is $2.7 million.  The Company utilized this credit facility  primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments.  Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds.  In general the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed.  The Bank monitors its liquidity on a regular basis.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during the quarter ending March 31, 2010.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.  As of March 31, 2010, the Bank’s risk weighted capital to risk weighted assets was 11.9%; its Tier I capital to risk weighted assets was 10.7% and its Tier I capital to average assets capital ratios was 7.2%.  As of December 31, 2009, the Bank’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets Tier I capital to average assets capital ratios were 11.3%, 10.1% and 6.5%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to Smaller Reporting Company.

Item 4T.  Controls and Procedures

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of March 31, 2010, and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3(1)	Articles of Incorporation	*

3(2)	Amended and Restated Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement between ES Bancshares, Inc. and Anthony P. Costa, dated December 29, 2008	***

10.2	Employment Agreement between Empire State Bank, N.A. and Anthony P. Costa, dated December 29, 2008	***

10.3	Employment Agreement between ES Bancshares, Inc. and Philip Guarnieri, dated December 29, 2008	***

10.4	Employment Agreement between Empire State Bank, N.A. and Philip Guarnieri, dated December 29, 2008	***

10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***

10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***

10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**

10.10	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Employee	****

10.11	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Outside Directors	****

10.12	Employment Agreement between ES Bancshares, Inc. and Thomas Sperzel, dated March 31, 2010.	*****

10.13	Employment Agreement between Empire State Bank, N.A.. and Thomas Sperzel, dated March 31, 2010.	*****

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Quarterly Report of Form 10-QSB for the period ended September 30, 2006 filed with the SEC on November 14, 2006.

**
Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 14, 2006 and subsequently amended on April 18, 2006, May 1, 2006, May 16, 2006, and May 23, 2006 and a post-effective amendment filed on June 9, 2006.

***	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 5, 2009.

****	Incorporated by reference to the Company’s Annual Report of Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

*****	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 28, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of May 5, 2010.

ES Bancshares, Inc.

Date: May 5, 2010	By:	/s/ Anthony P. Costa
Anthony P. Costa Chairman and Co-Chief Executive Officer

Date: May 5, 2010	By:	/s/ Thomas Sperzel
Thomas Sperzel Senior Vice President and Chief Financial Officer