Form 10-Q
period 2010-06-30
ES Bancshares, Inc.
filed 2010-08-12
CIK 1358254

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010 there were 2,071,070 issued and outstanding shares of the Registrant’s Common Stock

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	1
	Consolidated Statements of Operations for the Three and Six Months Ended
	June 30, 2010, and 2009	2
	Consolidated Statements of Changes in Stockholders’ Equity
	For the Six Months Ended June 30, 2010 and 2009	3
	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2010 and 2009	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	26

PART II – OTHER INFORMATION

ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS

Cash and cash equivalents:
Cash and due from banks	$14,504	$9,785
Money market investments	2,010	5,000
Total cash and cash equivalents	16,514	14,785
Certificates of deposit at other financial institutions	2,110	3,685

Available for sale securities, at fair value	28,593	28,756

Real estate mortgage loans held for sale	545	-
Loans receivable, net
Loans receivable	112,675	106,898
Deferred cost	565	585
Allowance for loan losses	(1,744)	(1,824)
Total loans receivable, net	111,496	105,659
Accrued interest receivable	614	627
Federal Reserve Bank stock	372	308
Federal Home Loan Bank stock	580	573
Goodwill	581	581
Office properties and equipment, net	576	648
Prepaid FDIC Assessment	679	815
Real estate owned	149	149
Other assets	488	366
Total assets	$163,297	$156,952

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$15,319	$14,007
Interest bearing	124,614	121,345
Total deposits	139,933	135,352

Borrowed funds	10,765	10,123
Accrued interest payable	136	151
Other liabilities	2,129	1,845
Total liabilities	152,963	147,471

Commitments and contingencies

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized; 2,071,070 shares issued at June 30, 2010 and December 31, 2009)	20	20
Additional paid-in-capital	18,978	18,970
Accumulated deficit	(9,597)	(9,716)
Accumulated other comprehensive income	933	207
Total stockholders' equity	10,334	9,481
Total liabilities and stockholders' equity	$163,297	$156,952

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans	$1,622	$1,397	$3,186	$2,762
Securities	317	406	648	790
Certificates of deposit	18	11	35	40
Fed Funds and other earning assets	19	20	44	36
Total interest and dividend income	1,976	1,834	3,913	3,628

Interest expense:
Deposits	637	755	1,279	1,605
Borrowed funds	117	84	213	172
Total interest expense	754	839	1,492	1,777
Net interest income	1,222	995	2,421	1,851

Provision for loan losses	120	97	179	180
Net interest income after provision for loan losses	1,102	898	2,242	1,671

Non-interest income:
Service charges and fees	134	124	239	224
Gain on sale of securities	146	-	146	-
Net gain on sales of real estate mortgage
loans held for sale	22	89	57	154
Other	37	158	62	207
Total non-interest income	339	371	504	585

Non-interest expense:
Compensation and benefits	614	584	1,196	1,146
Occupancy and equipment	191	183	381	386
Data processing service fees	85	72	158	142
Other	488	595	892	887
Total non-interest expense	1,378	1,434	2,627	2,561
Net income (loss) before income taxes	63	(165)	119	(305)
Income tax expense	-	-	-	-
Net income (loss)	$63	$(165)	$119	$(305)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	543	170	726	106
Comprehensive income (loss)	$606	$5	$845	$(199)

Weighted average:
Common shares	2,071,070	1,869,907	2,071,070	1,869,214
Earnings (Loss) per common share:
Basic	$0.03	$(0.09)	$0.06	$(0.16)
Diluted	$0.03	$(0.09)	$0.06	$(0.16)

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands of dollars except, share data)
(Unaudited)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total

Balance at January 1, 2009	1,868,505	$19	$17,911	$(8,484)	$(215)	$9,231

Stock based compensation, net	-	-	9	-	-	9

Comprehensive loss:
Net loss for the period	-	-	-	(305)	-	(305)
Net unrealized gain on available-
for-sale securities	-	-	-	-	106	106
Total comprehensive loss						(199)

Net proceeds from issuance
of common stock	127,565	1	685	-	-	686

Balance at June 30, 2009	1,996,070	$20	$18,605	$(8,789)	$(109)	$9,727

Balance at January 1, 2010	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Stock based compensation, net	-	-	8	-	-	8

Comprehensive income:
Net income for the period	-	-	-	119	-	119
Net unrealized gain on available-
for-sale securities	-	-	-	-	726	726
Total comprehensive income						845

Balance at June 30, 2010	2,071,070	$20	$18,978	$(9,597)	$933	$10,334

See accompanying notes to financial statements.

ES BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)
(in thousands)

	2010	2009

Cash flows from operating activities:
Net income (loss) for period	$119	$(305)
Adjustments to reconcile net income (losses) to net cash
provided by operating activities:
Provision for loan losses	179	180
Depreciation expense	132	132
Amortization of deferred fees, discounts and premiums, net	(96)	(26)
Net originations of loans held for sale	(545)	(1,036)
Stock compensation expense	8	9
Net gain on sale of real estate mortgage loans held for sale	(57)	(154)
Net gain on sales of investment securities	(146)	-
Changes in assets and liabilities
Increase (decrease) in other assets	30	(157)
Increase in accrued expenses and other liabilities	269	625
Net cash used in operating activities	(107)	(732)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	1,575	6,279
Purchase of certificates of deposit at other financial institutions	-	(3,005)
Purchase of available-for-sale securities	(5,934)	-
Purchase of held-to-maturity securities	-	(11,356)
Proceeds from sales of available-for-sale securities	3,511
Proceeds from principal payments and maturities of securities	3,402	6,894
Net disbursements for loan originations	(5,793)	(2,468)
Purchase of Federal Home Loan Bank stock	(7)	(67)
Redemption (purchase) of Federal Reserve Bank stock	(64)	12
Leasehold improvements and acquisitions of capital assets	(74)	(94)
Net cash used in investing activities	(3,386)	(3,805)
Cash flows from financing activities:
Net increase in deposits	4,580	8,847
Proceeds of advance from line of credit & FHLB	1,130	-
Repayment of advances	(488)	(471)
Net proceeds from common stock issuance	-	686
Net cash provided by financing activities	5,222	9,062

Net increase in cash and cash equivalents	1,729	4,525
Cash and cash equivalents at beginning of period	14,785	12,459

Cash and cash equivalents at end of period	$16,514	$16,984

Supplemental cash flow information
Interest paid	$1,507	$1,808
Income taxes paid	$-	$-

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

The Bank reorganized into a one-bank holding company structure (the “Reorganization”) in August 2006 and formed ES Bancshares, Inc. (the “Company”) to serve as its holding company.

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

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 4. For accounting purposes, the Company recognizes expense for options awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the options on the date they are awarded. Total expense incurred during the six months ended June 30, 2010 and 2009, relating to the options was $8 and $9 thousand, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(in thousands, except per share data)
Net income (loss) attributable to Common Shareholders	63	(165)	119	(305)
Average number of Common Shares Outstanding-basic	2,071	1,870	2,071	1,869
Dilutive effect of stock options	-	-	-	-
Average number of common shares outstanding-diluted	2,071	1,870	2,071	1,869
Income (loss) per common share attributable
to common shareholders:
Basic	0.03	(0.09)	0.06	(0.16)
Diluted	0.03	(0.09)	0.06	(0.16)

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.4 million at June 30, 2010.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has limited operating experience, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of June 30, 2010.

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

Adoption of New Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting  entity  provides in its financial statements about a transfer of financial  assets;  the  effects  of  a transfer on its financial position, financial  performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  The impact of adoption on January 1, 2010 was not material.

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

In January 2010, the FASB amended existing guidance to improve disclosure requirements related to fair value measurements.  New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  In addition, the FASB clarified guidance related to disclosures for  each  class of assets and liabilities as well as disclosures about the valuation  techniques  and  inputs  used  to  measure  fair  value for both recurring  and  nonrecurring  fair  value  measurements that fall in either Level 2 or Level 3.  The impact of adoption on January 1, 2010 was not material as it required only disclosures, which are included in the Fair Value footnote.

Newly Issued But Not Yet Effective Accounting Guidance

In April 2010, the FASB issued ASU No. 2010-18 – Receivables (Topic 310) - Effect of a Loan Modification When the Loan is part of a Pool that is Accounted for as a Single Asset. This Update clarifies that modifications of loans accounted for as a pool under Subtopic 310-30 do not result in those loans being removed from the pool.  The provisions of this ASU are effective for modifications of loans in the first interim or annual period ending on or after July 15, 2010.  The impact of adoption on July 1, 2010 was not material.

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses.  The disclosure requirements as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Management is currently evaluating the impact of ASU 2010-20.

Note 3 – Investment Securities

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at June 30, 2010 and December 31, 2009.

	June 30, 2010
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential *	$25,257	$878	$--	$26,135
U.S. Government Agencies	1,103	23	--	1,126
Trust Preferred Securities	1,300	48	(16)	1,332
Total	$27,660	$949	$(16)	$28,593

	December 31, 2009
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential *	$25,649	$399	$(202)	$25,846
U.S. Government Agencies	1,600	26	--	1,626
Trust Preferred Securities	1,300	4	(20)	1,284
Total	$28,549	$429	$(222)	$28,756

* Consists of government agency securities

There were no securities held to maturity at June 30, 2010 or December 31, 2009.

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at June 30, 2010, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	June 30, 2010
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$25,257	$26,135
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	--	--
One year to less than three years	600	622
Three years to less than five years	503	504
Five years to ten years	--	--
More than ten years	1,300	1,332
Total	$27,660	$28,593

The following tables summarize, for all securities in an unrealized loss position at June 30, 2010 and December 31, 2009, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position.

		June 30, 2010

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	295	5	150	11	445	16
Total temporarily impaired	$295	$5	$150	$11	$445	$16

		December 31, 2009

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$5,294	$30	$6,044	$172	$11,338	$202
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	347	3	433	17	780	20
Total temporarily impaired	$5,641	$33	$6,477	$189	$12,118	$222

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

At June 30, 2010, one debt security had unrealized losses of approximately $5 thousand, and one had unrealized losses of approximately $11 thousand, that have existed for less than twelve months, and more than twelve months, respectively, from the Company’s cost basis, and are largely due to changes in interest rates.  The fair value is expected to recover as the securities approach their maturity date or reset date.

Gains on sales of securities during the six months ended June 30, 2010 were $146 thousand. There were no losses recognized on sales of securities during the six months ended June 30, 2010. There were no gains or losses on sales of securities during the six months ended June 30, 2009.

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

For accounting purposes, the Company recognizes expense for options to purchase shares of common stock awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the options on the date they are awarded.

A summary of options outstanding under the Company’s Stock Option Plan as of June 30, 2010, and changes during the year then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contrctual Term (years)	Intrinsic Value

Outstanding at January 1, 2010	152,250	$10.42
Granted	16,000	6.00
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2010	168,250	$10.00	5.1	-

Options exercisable at June 30, 2010	141,300	$10.31	4.6	-

Vested and expected to vest	168,250	$10.00	5.1

As of June 30, 2010, there was $28 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 57 months.

At June 30, 2010, there were 11,750 shares available for future grant under the Stock Option Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions utilized for all grants during the six months ended June 30, 2010 are as follows:

June 30, 2010

Risk-free interest rate	3.70%
Expected option life	8.0
Expected stock price volatility	0.30
Dividend yield	0.00%
Weighted average fair value
of options granted during the year	$2.03

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

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Assets measured at fair value on recurring basis are summarized below.

		Fair Value Measurements at
		June 30, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$26,135		$26,135
U.S. government agencies	1,126		1,126
Other securities	1,332		1,332
Total available- for-sale	28,593		28,593

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$25,846		$25,846
U.S. government agencies	1,626		1,626
Other securities	1,284		1,284
Total available- for-sale	28,756		28,756

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		(in thousands)
		at June 30, 2010 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$229	$-	$-	$229
REO Property	149	-	-	149

Fair Value Measurements
(in thousands)
at December 31, 2009 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
REO Property	$149	$-	$-	149

Impaired loans: Impaired loans with specific allocations, measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value of $313 thousand, with a valuation allowance of $84 thousand at June 30, 2010. General reserves in this amount were reclassified to specific reserves during the quarter ended June 30, 2010, an amount equal to any collateral shortfall on impaired loans. There were no impaired loans at December 31, 2009.

Real Estate Owned:  Nonrecurring adjustments to certain commercial real estate properties classified as real estate owned (REO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Real estate owned had a net carrying amount of $149 thousand, which is made up of the outstanding balance of $649 thousand, net of a valuation allowance of $500 thousand at June 30, 2010 and December 31, 2009. A write-down of $500 thousand was recorded during the year ending December 31, 2009.

Carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$14,504	$14,504	$9,785	$9,785
Federal Funds sold and money market investments	2,010	2,010	5,000	5,000
Securities available for sale	28,593	28,593	28,756	28,756
Loans, net	111,496	112,433	105,659	106,337
Federal Home Loan Bank stock	580	N/A	573	N/A
Federal Reserve Bank stock	372	N/A	308	N/A
Accrued interest receivable	614	614	627	627

Financial Liabilities
Deposits	139,933	141,436	135,352	136,610
Federal Home Loan Bank advances	8,020	8,202	8,508	8,605
Other borrowings	2,745	2,807	1,615	1,633
Accrued interest payable	136	136	151	151

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York, and its branch office locations in New Paltz, New York, and Staten Island, New York.  The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options.  Rent expense under operating leases was $171,000 for the six months ended June 30, 2010.  At June 30, 2010, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $137,000 in 2010; $276,000 in 2011; $262,000 in 2012; $183,000 in 2013; $187,000 in 2014; and a total of $640,000 thereafter.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at June 30, 2010 were limited to loan origination commitments of $6.7 million (including one-to-four family loans held for sale of $1.6 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $12.7 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at June 30, 2010, consisted of adjustable and fixed rate commitments of $5.5 million and $2.8 million respectively, with interest rates ranging from 3.75% to 7.25%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On May 6, 2010 the Company and the Bank entered into a memorandum of understanding (“Memorandum”) with the Federal Reserve Bank of New York (“FRBNY”) and the New York State Banking Department (“Banking Department”) (with the Banking Department and FRBNY together referred to as the “Supervisors”) pursuant to which the respective boards will undertake to ensure that, among other things, written plans are submitted to the Supervisors to strengthen the Bank’s supervision over operational matters in the areas of credit risk management practices, credit administration, and Bank Secrecy and Anti-Money Laundering compliance.

Other matters referenced in the Memorandum include revising the Bank’s allowance for loan and lease losses methodology, amending its policy to require a Uniform Bank Performance Report of each financial institution from which it purchases a certificate of deposit, enhancing the Bank’s internal audit function, installing back-up power for its Newburgh data center, and establishing a compliance committee of the Bank’s board of directors to periodically review compliance with the Memorandum.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets at June 30, 2010, amounted to $163.3 million, representing an increase of $6.3 million, or 3.9%, from $157.0 million at December 31, 2009.  The increase in assets consisted of a $1.7 million increase in total cash and cash equivalents, a $5.8 million increase in total loans receivable, net, a $545 thousand increase in real estate loans for sale and a $122 thousand increase in other assets. These increases were partially offset by a $1.6 million decrease in certificates of deposit at other financial institutions, and a $163 thousand decrease in securities.

Overall, loans receivable, net, increased $5.8 million, or 5.5%, to $111.5 million at June 30, 2010, from $105.7 million at December 31, 2009. Residential real estate mortgage loans, excluding mortgage loans held for sale, increased $2.6 million, or 9.7%, from $26.8 million to $29.4 million. Commercial and multifamily real estate loans decreased $1.6 million, or 3.1%, from $51.5 million to $49.9 million. Commercial loans and commercial lines of credit increased $4.1 million, or 20.4%, from $20.1 million to $24.2 million, and home equity and consumer loans increased $600 thousand or 7.1%, from $8.5 million to $9.1 million, over the same six-month period.  Management continues to emphasize the origination of high quality loans to the loan portfolio.

Total cash and cash equivalents at June 30, 2010 increased $1.7 million, or 11.7%, to $16.5 million from $14.8 million at December 31, 2009, while certificates of deposit at other financial institutions decreased $1.6 million, or 42.7%, to $2.1 million from $3.7 million during the same period.  Total securities at June 30, 2010, decreased $163 thousand, or 0.6%, to $28.6 million from $28.8 million at December 31, 2009.

Total deposits increased by $4.6 million to $140.0 million at June 30, 2010 from $135.4 million at June 30, 2009.  This consisted of an increase in non-interest bearing deposits of $1.3 million, and interest bearing deposits of $3.3 million.  Over this six month period the net deposit activity consisted mainly of an increase in money market and savings accounts of $981 thousand while certificates of deposit increased $1.0 million, and transaction accounts increased $2.5 million

Stockholders’ equity increased by $853 thousand to $10.3 million at June 30, 2010, from $9.5 million at December 31, 2009.  The increase was primarily attributable to net income for the period of $119 thousand and a $726 thousand increase in accumulated other comprehensive income.  The ratio of stockholders’ equity to total assets increased to 6.3% at June 30, 2010 compared to 6.0% at December 31, 2009.  Book value per share increased to $4.99 at June 30, 2010, from $4.58 at December 31, 2009.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Loan Composition and Non-Performing Assets

The following is a summary of loans receivable at June 30, 2010 and December 31, 2009.

	At June 30, 2010	At December 31, 2009
	Amount	Amount
	(Dollars in thousands)

Real estate loans:
One-to four-family	29,433	26,831
Commercial	36,819	39,261
Multi-family	10,579	9,416
Construction or development	2,582	2,798
Home equity	8,821	7,964
Total real estate loans	88,234	86,270

Other loans:
Commercial business	24,165	20,080
Consumer	276	548
Total other loans	24,441	20,628

Total loans	$112,675	$106,898

Less:
Deferred loan costs (fees) net	565	585
Allowance for loan losses	(1,744)	(1,824)

Total loans receivable, net	$111,496	$105,659

The following table summarizes the Company’s non-performing assets at June 30, 2010 and December 31, 2009:

	At June 30,	At December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$472
Commercial	1,463	1,108
Multi-family	-	-
Construction or development	994	1,034
Home equity	75	-
Total real estate loans	2,532	2,614

Other Loans:
Commercial business	685	451
Consumer	-	-
Total non-performing loans	$3,217	$3,065
REO, net	149	149
Total non-performing assets	$3,366	$3,214

Ratios:
Non-performing loans to total loans	2.84%	2.87%
Non-performing loans to total assets	1.97%	1.95%
Non-performing assets to total assets	2.06%	2.04%

Not included in non-performing loans above are $1.7 million and $1.5 of troubled debt restructurings as of June 30, 2010 and December 31, 2009 which are performing in accordance with their modified terms.

Allowance for Loan Losses

The following table summarizes the activity in the Company’s allowance for loan losses for the six month periods ended June 30, 2010 and June 30, 2009:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$1,824	$862
Charge-offs
Real estate mortgage loans	(124)	-
Commercial loans and lines of credit	(94)	(11)
Home Equity and consumer loans	(2)	-
Construction loans	(40)
Total charge-offs	(260)	(11)

Recoveries
Real Estate mortgage loans	-	-
Commercial loans and lines of credit	-	-
Home Equity and consumer loans	1	-
Construction loans	-	-
Total recoveries	1	-

Provision for losses	179	180
Balance at end of period	$1,744	$1,031

Ratio of net charge-offs to average total loans	0.23%	0.01%
Ratio of allowance for loan losses to toal loans	1.54%	1.04%

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and six month periods ended June 30, 2010, as compared to the comparable periods ended June 30, 2009.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

		For the Three Months Ended
	June 30,			June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Loans	113,693	$1,622	5.64%	97,510	$1,397	5.73%
Fed Funds & other investments	10,832	8	0.29%	15,047	8	0.22%
Certificates of deposit	2,947	18	2.45%	1,696	11	2.55%
FRB & FHLB stock	921	11	4.78%	891	12	5.26%
Securities	31,031	317	4.09%	32,940	406	4.91%
Total interest-earning assets	$159,424	$1,976	4.90%	$148,084	$1,834	4.95%

Allowance for loan losses	(1,831)			(959)
Cash & Due from banks	1,885			1,848
Other Non-interest earning assets	3,276			2,171
Total assets	$162,754			$151,144

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$6,547	$17	1.04%	$3,808	$4	0.45%
Money Market accounts	36,858	107	1.16%	36,052	152	1.68%
Regular savings accounts	11,405	29	1.02%	11,557	39	1.34%
Certficates of Deposit	70,835	484	2.74%	66,152	560	3.37%
Total interest-bearing deposits	$125,645	637	2.03%	$117,569	755	2.56%

Borrowings	10,820	117	4.34%	9,067	84	3.63%
Total interest-bearing liabilities	$136,465	$754	2.22%	$126,636	$839	2.64%

Non-interest-bearing liabilities	16,295			14,839
Total liabilities	152,760			141,475

Stockholders' equity	9,994			9,669
Total liabilities and stockholders' equity	$162,754			$151,144
Net interest income		$1,222			$995

Average interest rate spread (1)			2.69%			2.31%
Net interest margin (2)			3.07%			2.69%
Net interest-earning assets (3)	$22,959			$21,448
Ratio of average interest-earning assets to average interest-bearing liabilities			116.82%			116.94%

		For the Six Months Ended
	June 30,			June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Loans	111,556	$3,186	5.68%	97,042	$2,762	5.69%
Fed Funds & other investments	11,143	19	0.34%	12,622	15	0.24%
Certificates of deposit	3,179	35	2.22%	2,665	40	2.99%
FRB & FHLB stock	910	25	5.49%	855	21	4.91%
Securities	31,153	648	4.16%	31,678	790	4.99%
Total interest-earning assets	$157,941	$3,913	4.93%	$144,862	$3,628	5.01%

Allowance for loan losses	(1,670)			(921)
Cash & Due from banks	1,574			1,857
Other Non-interest earning assets	3,256			2,283
Total assets	$161,101			$148,081

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$6,338	$24	0.76%	$3,120	$7	0.45%
Money Market accounts	36,914	220	1.20%	32,856	319	1.94%
Regular savings accounts	10,657	55	1.04%	11,925	95	1.60%
Certficates of Deposit	71,052	980	2.78%	67,055	1,184	3.53%
Total interest-bearing deposits	$124,961	1,279	2.06%	$114,956	1,605	2.79%

Borrowings	10,444	213	4.11%	9,186	172	3.68%
Total interest-bearing liabilities	$135,405	$1,492	2.22%	$124,142	$1,777	2.86%

Non-interest-bearing liabilities	16,004			14,286
Total liabilities	151,409			138,428

Stockholders' equity	9,692			9,652
Total liabilities and stockholders' equity	$161,101			$148,081
Net interest income		$2,421			$1,851

Average interest rate spread (1)			2.71%			2.15%
Net interest margin (2)			3.07%			2.56%
Net interest-earning assets (3)	$22,536			$20,720
Ratio of average interest-earning assets to average interest-bearing liabilities			116.64%			116.69%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended June 30, 2010 and June 30, 2009

General. For the quarter ended June 30, 2010, the Company recognized net income of $63,000, or $0.03 per basic and diluted share, as compared to a net loss of $165,000, or ($0.09) per basic and diluted share, for the quarter ended June 30, 2009.

Interest Income.  Interest income amounted to $2.0 million for the quarter ended June 30, 2010, as compared to $1.8 million for the quarter ended June 30, 2009.  The increase of $142,000 was primarily attributable to an $11.3 million increase in average interest-earning assets from $148.1 million to $159.4 million in the second quarter of 2010, as compared to the same period in 2009. The average yield on interest-earning assets decreased 5 basis points from 4.95% for the quarter ended June 30, 2009, to 4.90% for the same period in 2010.

Average loan balances increased by $16.2 million, from $97.5 million for the quarter ended June 30, 2009, to $113.7 million for the quarter ended June 30, 2010, while the average yield decreased from 5.73% to 5.64% over the same respective periods.  The average balances of the Bank’s federal funds and other investments decreased by $4.2 million, over the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009. The average yield on these respective interest-earning assets increased to 0.29% from 0.22% over the same comparable period as a result of selectively placing excess liquidity in more competitive money market instruments which are insured by the FDIC. The average balance and yield of the Bank’s investment securities for the quarter ended June 30, 2010, was $31.0 million and 4.09%, respectively, as compared to an average balance of $32.9 million and a yield of 4.91% for the comparable quarter ended one-year earlier. The average balance on certificates of deposit at other financial institutions increased from $1.7 million for the quarter ended June 30, 2009, to $2.9 million in the respective period in 2010. The average yield declined to 2.45% for the quarter ended June 30, 2010, as compared to 2.55% at the quarter ended June 30, 2009, or 10 basis points.

Interest Expense.  Total interest expense for the quarter ended June 30, 2010, decreased by $85 thousand, from $839 thousand to $754 thousand, when compared to the same three-month period one year earlier.  Although average balances of total interest-bearing liabilities increased $9.9 million to $136.5 million for the quarter ended June 30, 2010, from $126.6 million for the quarter ended June 30, 2009, the average costs for those liabilities decreased to 2.22% from 2.64% for the same respective periods, reflecting lower market rates.

The average balances of the Bank’s certificates of deposit portfolio increased to $70.8 million at an average cost of 2.74% over the quarter ended June 30, 2010, from $66.2 million at an average cost of 3.37% over the same quarter ended one-year earlier.  The $4.6 million increase was primarily attributable to the continued increase in the number of customers that followed the opening of the Bank’s third full service branch in Staten Island, New York, in November 2007, and the general increase in funds deposited due to the increase in FDIC guarantee thresholds.  Regular savings account average balances decreased by $2 thousand from $11.6 million at an average cost of 1.34% for the quarter ended June 30, 2009, to $11.4 million at an average cost of 1.02% for the quarter ended June 30, 2010.

Average money market account balances increased $800 thousand to $36.9 million at an average cost of 1.16% for the quarter ended June 30, 2010, from $36.1 million at an average cost of 1.68% for the quarter ended June 30, 2009.  The increased balances were primarily attributable to management’s focus on attracting deposits of this type, as well as the increase in FDIC guarantee thresholds.

For the quarter ended June 30, 2010, the average balance of the Company’s borrowed funds was $10.8 million and its average cost was 4.34%, as compared to $9.1 million and an average cost of 3.63% for the quarter ended June 30, 2009. The increase was primarily a result of our drawing down approximately $2.1 million from a line of credit with a correspondent bank, partially offset by pay downs on existing FHLB borrowings. At June 30, 2010, the weighted average term to maturity of our borrowings was approximately 2.4 years.

Net Interest Income.  Net interest income was approximately $1.2 million for the quarter ended June 30, 2010, as compared to $995 thousand for the same quarter in the prior year.  The Bank’s average interest rate spread increased to 2.69% for the quarter ended June 30, 2010, from 2.31% for the quarter ended June 30, 2009, while the net interest margin increased to 3.07% from 2.69%, over the same respective periods. These increases were primarily attributable to decreased cost of deposits from the prior quarter.

Provision for Loan Losses.  For the three months ended June 30, 2010, management recorded a $120 thousand provision to the allowance for loan losses. The Company does not have substantial historical loan loss experience, however, management records loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio. Comparatively, the provision was $97 thousand for the quarter ended June 30, 2009.

Non-Interest Income.  Non-interest income for the quarter ended June 30, 2010 decreased $32 thousand to approximately $339 thousand as compared to $371 thousand for the quarter ended June 30, 2009.  Service charges and fees increased by $10 thousand, from $124 thousand for the quarter ended June 30, 2009, to $134 thousand for the quarter ended June 30, 2010, primarily as a result of servicing a greater number of deposit and loan customers.  The net gain on the sales of real estate mortgage loans decreased $67 thousand to $22 thousand at June 30, 2010, as compared to $89 thousand at June 30, 2009. This is due to a decrease in the level of refinance activity from the comparable period in 2009. Gain on sales of securities available for sale increased to $146 thousand for the quarter ended June 30, 2010 from $0 for the quarter ended June 30, 2009. Other non-interest income categories increased to $183 thousand for the quarter ended June 30, 2010, from $158 thousand for the same quarter in 2009, an increase of $25 thousand.

Non-Interest Expense.  Non-interest expense for the quarter ended June 30, 2010 decreased $56 thousand when compared to the same quarter in 2009.  Other non-interest expense decreased to $488 thousand for the quarter ended June 30, 2010, from $595 thousand for the quarter ended June 30, 2009.  The $107 thousand decrease was primarily due to decreases in FDIC Assessments of $91 thousand and professional fees of $27 thousand, partially offset by increases in expenses related to troubled assets of $48 thousand and advertising of $8 thousand.  Compensation and benefits increased $30 thousand primarily as a result of new employee hires.

Income Tax Expense.  We have received no tax benefit from our net operating losses to date as they are being carried forward and will be available to reduce future taxable income.

Results of Operations for the Six Months Ended June 30, 2010 and June 30, 2009

General.  For the six months ended June 30, 2010, the Company recognized net income of $119 thousand, or $0.06 per basic share, as compared to a net loss of $305 thousand, or ($0.16) per basic share, for the six months ended June 30, 2009.  The $424 thousand increase in net income was primarily the result of increased net interest income of $570 thousand partially offset by a decrease in non-interest income of $81 thousand and an increase in non-interest expense of $66 thousand.

Interest Income.  Compared to the first six months of 2009, interest income for the six-month period ended June 30, 2010 increased by $285 thousand, or 7.9%, to $3.9 million from $3.6 million for the comparable six month period one year earlier.  The increase in interest income resulted from an increase in average interest-earning assets to $157.9 million for the six-month period ended June 30, 2010 from $144.9 million for the comparable six-month period ended one year earlier, partially offset by a  lower overall yield associated with those assets.  Over the 2009 period, average loan balances increased from $97.0 million to $111.6 million, while their average yield decreased slightly from 5.69% to 5.68%.  The average balances of the investment securities portfolio decreased by $525 thousand, from $31.7 million to $31.2 million, while the average balances of fed funds sold also decreased by nearly $1.5 million, from $12.6 million to $11.1 million, over the six-month period ended June 30, 2010 as compared to the same six-month period in the previous year.  The average yield on investment securities decreased to 4.16% for the six months ended June 30, 2010 from 4.99% for the six-month period ended June 30, 2009 primarily from the addition of new securities to the portfolio during the end of 2009 and the first half of 2010 at generally lower yields as well as increased prepayment speeds on mortgage backed securities which accelerate premium amortization.  The yield on fed funds sold increased to 0.34% from 0.24% over the same respective periods as a result of selective placement of money market funds.

During the six-month period ended June 30, 2010 the average balance invested in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months increased by approximately $514 thousand.  Due to the decrease in short-term interest rates available in the marketplace, the average yield of this asset segment decreased from 2.99% for the six-month period ended June 30, 2009 to 2.22% for the comparable six-month period in 2010.

Interest Expense.  Total interest expense decreased $285 thousand from $1.8 million for the six months ended June 30, 2009 to $1.5 million for the six months ended June 30, 2010.  The decrease resulted primarily from the decline in rates on interest bearing deposits, partially offset by an increase in rate on borrowed funds as well as an increase in our average balance of interest-bearing liabilities.  The average balances of the Bank’s certificates of deposit portfolio increased to $71.1 million at an average cost of 2.78% over the six-month period ended June 30, 2010, from $67.1 million at an average cost of 3.53% over the same six-month period ended one-year earlier.  Average money market account balances increased $4.0 million, from $32.9 million for the six-month period ended June 30, 2009 to $36.9 million for the six-month period ended June 30, 2010.  Over those respective periods the average costs for those balances decreased 74 basis points, from 1.94% to 1.20%.    Average regular savings account balances decreased $1.2 million to $10.7 million for the six-month period ended June 30, 2010, from $11.9 million for the six-month period ended June 30, 2009, while the average costs decreased 56 basis points, to 1.04% from 1.60%, over the same respective periods.  For the six-month period ended June 30, 2010, the average balance of the Company’s borrowed funds was $10.4 million at an average cost of 4.11% as compared to an average balance of $9.2 million at an average cost of 3.68% one year-earlier.  The increase in borrowed funds was primarily used to help fund the increase in the loan and investment portfolios and to infuse capital into the Bank.

Provision for Loan Losses.  Provisions for loan losses were $179 thousand and $180 thousand for the six months ended June 30, 2010 and 2009, respectively.

Net Interest Income.  Net interest income was approximately $2.4 million for the six-month period ended June 30, 2010 as compared to $1.9 million for the six-month period ended June 30, 2009.  The average interest rate spread increased to 2.71% from 2.15% due to the decrease in cost on interest bearing liabilities by 64 basis points, while the average yield on interest earning assets remained fairly consistent only dropping 8 basis points.  The net interest margin increased to 3.07% from 2.56% over the same comparable periods.

Non-Interest Income.  Non-interest income for the six-month period ended June 30, 2010 totaled $504 thousand, which represented a decrease of $81 thousand from $585 thousand earned over the six-month period ended June 30, 2009.  The decrease was primarily attributable to a $145 thousand decrease in other non-interest income related to dividends received from Silver State Bank placement in 2009.  Also contributing was a $97 thousand decrease in the net gain on the sale of real estate mortgage loans held for sale, partially offset by an increase of $146 thousand in the gain on sale of securities and a $15 thousand in service charges and fees.

Non-Interest Expense.  Non-interest expense for the six-month period ended June 30, 2010 increased $66 thousand to $2.627 million from $2.561 million for the six-month period ended June 30, 2009.  Compensation and benefits increased by $50 thousand, or 4.4%, due to new employee hires,   occupancy and equipment expense decreased by $5 thousand, or 1.3%, and data processing expense increased by $16 thousand, or 11.3%, due to the increased number of deposit and loan relationships.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2010, the Company originated loans, net of sales and principal payments, of approximately $6.3 million including real estate mortgage loans held for sale.  At June 30, 2010, the Company had outstanding loan origination commitments of $6.7 million (including one-to-four-family real estate mortgage loans held for sale of $1.6 million) and undisbursed lines of credit and construction loans in process of $12.7 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At June 30, 2010, total deposits were approximately $140.0 million of which approximately $70.5 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from June 30, 2010, totaled $42.6 million.  Based on past experience the Company anticipates that most of these certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.2 million.  This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years. This facility matures on August 31, 2011. As of June 30, 2010, the outstanding balance is $2.7 million.  The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments.  Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds.  In general the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed.  The Bank monitors its liquidity on a regular basis.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during the quarter ending June 30, 2010.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.  As of June 30, 2010, the Bank’s risk weighted capital to risk weighted assets was 12.2%; its Tier I capital to risk weighted assets was 11.0% and its Tier I capital to average assets capital ratios was 7.2%.  As of December 31, 2009, the Bank’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets Tier I capital to average assets capital ratios were 11.3%, 10.1% and 6.5%.

Recent Legislative Developments

In July 2010, President Obama signed into law the financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Act). The Act implements far-reaching changes to the regulation of the financial services industry, including provisions that, among other things will:

•	Centralize responsibility for consumer financial protection by creating a new agency.
•	Apply the same leverage and risk-based capital requirements that currently apply to insured depository institutions to bank holding companies.
•	Require the FDIC to adjust capital timing requirements so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
•
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the Federal Reserve.

Many aspects of the act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to Smaller Reporting Company.

Item 4T.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of June 30, 2010, and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3(1)	Articles of Incorporation	*

3(2)	Amended and Restated Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement between ES Bancshares, Inc. and Anthony P. Costa, dated December 29, 2008	***

10.2	Employment Agreement between Empire State Bank, N.A. and Anthony P. Costa, dated December 29, 2008	***

10.3	Employment Agreement between ES Bancshares, Inc. and Philip Guarnieri, dated December 29, 2008	***

10.4	Employment Agreement between Empire State Bank, N.A. and Philip Guarnieri, dated December 29, 2008	***

10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***

10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***

10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**

10.10	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Employee	****

10.11	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Outside Directors	****

23	Consent of Crowe Horwath LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Employment Agreement between ES Bancshares, Inc. and Thomas Sperzel, dated March 31, 2010.	*****

32.2	Employment Agreement between Empire State Bank, N.A.. and Thomas Sperzel, dated March 31, 2010.	*****

*	Incorporated by reference to the Company’s Quarterly Report of Form 10-QSB for the period ended September 30, 2006 filed with the SEC on November 14, 2006.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of August 12, 2010.

ES Bancshares, Inc.

Date: August 12, 2010	By:	/s/ Philip Guarnieri
Philip Guarnieri President and Co-Chief Executive Officer

Date: August 12, 2010	By:	/s/ Thomas Sperzel
Thomas Sperzel Senior Vice President and Chief Financial Officer