Form 10-Q
period 2010-09-30
ES Bancshares, Inc.
filed 2010-11-12
CIK 1358254

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010 there were 2,071,070 issued and outstanding shares of the Registrant’s Common Stock

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ES BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS

Cash and cash equivalents:
Cash and due from banks	$9,863	$9,785
Money market investments	12	5,000
Total cash and cash equivalents	9,875	14,785
Certificates of deposit at other financial institutions	2,110	3,685

Available for sale securities, at fair value	25,525	28,756

Real estate mortgage loans held for sale	1,514	-
Loans receivable, net
Loans receivable	120,583	106,898
Deferred cost	563	585
Allowance for loan losses	(1,775)	(1,824)
Total loans receivable, net	119,371	105,659
Accrued interest receivable	666	627
Federal Reserve Bank stock	372	308
Federal Home Loan Bank stock	569	573
Goodwill	581	581
Office properties and equipment, net	526	648
Prepaid FDIC Assessment	611	815
Real estate owned	356	149
Other assets	493	366
Total assets	$162,569	$156,952

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$16,359	$14,007
Interest bearing	123,556	121,345
Total deposits	139,915	135,352

Borrowed funds	10,578	10,123
Accrued interest payable	136	151
Other liabilities	1,689	1,845
Total liabilities	152,318	147,471

Commitments and contingencies

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized; 2,071,070 shares issued at September 30, 2010 and December 31, 2009)	20	20
Additional paid-in-capital	18,980	18,970
Accumulated deficit	(9,532)	(9,716)
Accumulated other comprehensive income	783	207
Total stockholders' equity	10,251	9,481
Total liabilities and stockholders' equity	$162,569	$156,952

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans	$1,646	$1,481	$4,832	$4,243
Securities	257	371	905	1,161
Certificates of deposit	13	20	48	60
Fed Funds and other earning assets	21	25	65	61
Total interest and dividend income	1,937	1,897	5,850	5,525

Interest expense:
Deposits	613	724	1,892	2,329
Borrowed funds	109	84	322	256
Total interest expense	722	808	2,214	2,585

Net interest income	1,215	1,089	3,636	2,940

Provision for loan losses	165	103	344	283
Net interest income after provision for loan losses	1,050	986	3,292	2,657

Non-interest income:
Service charges and fees	112	102	291	326
Net gain on sales of real estate mortgage loans held for sale	26	54	83	208
Net gain on sales of securities available for sale	162	-	308	-
Other	47	64	169	271
Total non-interest income	347	220	851	805

Non-interest expense:
Compensation and benefits	634	599	1,830	1,745
Occupancy and equipment	185	195	566	581
Data processing service fees	104	89	262	231
Other	409	417	1,301	1,304
Total non-interest expense	1,332	1,300	3,959	3,861

Net income (loss) before income taxes	65	(94)	184	(399)
Income tax expense	-	-	-	-
Net income (loss)	$65	$(94)	$184	$(399)

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	150	97	576	205
Comprehensive income (loss)	$215	$3	$760	$(194)

Weighted average:
Common shares	2,071,070	1,996,070	2,071,070	1,912,121
Dilutive warrants & stock options	-	-	-	-
Income (loss) per common share:
Basic	$0.03	$(0.05)	$0.09	$(0.21)
Basic & diluted	$0.03	$(0.05)	$0.09	$(0.21)

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands, except share data)
(Unaudited)

					Accumulated
			Paid-In		Other
	Capital Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Additional	Deficit	Gain (Loss)	Total

Balance at January 1, 2009	1,868,505	$19	$17,911	$(8,484)	$(215)	$9,231

Stock based compensation, net	-	-	8	-	-	8

Comprehensive loss:
Net loss for the period	-	-	-	(399)	-	(399)
Net unrealized gain on available- for-sale securities	-	-	-	-	205	205
Total comprehensive loss						(194)

Net proceeds from issuance of common stock	127,565	1	685	-	-	686

Balance at September 30, 2009	1,996,070	$20	$18,604	$(8,883)	$(10)	$9,731

Balance at January 1, 2010	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Stock based compensation, net	-	-	10	-	-	10

Comprehensive income:
Net income for the period	-	-	-	184	-	184
Net unrealized gain on available- for-sale securities	-	-	-	-	576	576
Total comprehensive income						760

Balance at September 30, 2010	2,071,070	$20	$18,980	$(9,532)	$783	$10,251

See accompanying notes to financial statements.

ES BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
(In thousands)

	2010	2009

Cash flows from operating activities:
Net income (loss) for period	$184	$(399)
Adjustments to reconcile net income (losses) to net cash
provided by operating activities:
Provision for loan losses	344	283
Depreciation expense	188	191
Amortization (accretion) of deferred fees, discounts and premiums, net	48	(104)
Net change in loans held for sale	(1,514)	-
Stock compensation expense	10	8
Net gain on sale of real estate mortgage loans held for sale	(83)	(208)
Net gain on sales of investment securities	(308)	-
Changes in assets and liabilities
Increase (decrease) in other assets	51	(180)
(Decrease) increase in accrued expenses and other liabilities	(172)	202
Net cash used in operating activities	(1,253)	(207)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	1,575	6,529
Purchase of certificates of deposit at other financial institutions	-	(4,405)
Purchase of available-for-sale securities	(5,934)	-
Purchase of held-to-maturity securities	-	(16,044)
Proceeds from sales of available-for-sale securities	5,211
Proceeds from principal payments and maturities of securities	4,741	8,985
Net disbursements for loan originations	(10,021)	(10,462)
Purchases of loans	(4,120)	-
Redemption/ (purchase) of Federal Home Loan Bank stock	4	(56)
Purchase of Federal Reserve Bank stock	(64)	(9)
Leasehold improvements and acquisitions of capital assets, net of disposals	(66)	(103)
Net cash used in investing activities	(8,674)	(15,565)
Cash flows from financing activities:
Net increase in deposits	4,563	12,398
Proceeds of advances from line of credit & FHLB	1,190	1,000
Repayment of advances	(735)	(711)
Net proceeds from common stock issuance	-	687
Net cash provided by financing activities	5,017	13,374

Net decrease in cash and cash equivalents	(4,910)	(2,398)
Cash and cash equivalents at beginning of period	14,785	12,459

Cash and cash equivalents at end of period	$9,875	$10,061

Supplemental cash flow information
Interest paid	$2,229	$2,622
Income taxes paid	$-	$-
Transfer of loans to REO	$206	$-

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

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 4. For accounting purposes, the Company recognizes expense for options awarded under the Company’s Stock Option Plan over the vesting period at the fair market value of the options on the date they are awarded. Total expense incurred during the nine months ended September 30, 2010 and 2009, relating to the options was $10 thousand and $8 thousand, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(in thousands, except per share data)
Net income (loss) attributable to Common Shareholders	65	(94)	184	(399)
Average number of Common Shares Outstanding-basic	2,071	1,996	2,071	1,912

Average number of common shares outstanding-diluted	2,071	1,996	2,071	1,912
Income (loss) per common share attributable
to common shareholders:
Basic	0.03	(0.05)	0.09	(0.21)
Diluted	0.03	(0.05)	0.09	(0.21)

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using tax rates.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The tax benefit on net operating losses, included in deferred tax assets, was approximately $2.4 million at September 30, 2010.  The net operating losses are being carried forward and will be available to reduce future taxable income.  Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Because the Bank has limited operating experience, management recorded a valuation allowance against the total amount of deferred tax assets.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made with servicing released and without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of September 30, 2010.

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

Note 3 – Investment Securities

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at September 30, 2010 and December 31, 2009.

	September 30, 2010
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential *	$22,342	$662	$--	$23,004
U.S. Government Agencies	1,100	19	--	1,119
Trust Preferred Securities	1,300	102	--	1,402
Total	$24,742	$783	$--	$25,525

	December 31, 2009
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential *	$25,649	$399	$(202)	$25,846
U.S. Government Agencies	1,600	26	--	1,626
Trust Preferred Securities	1,300	4	(20)	1,284
Total	$28,549	$429	$(222)	$28,756

* Consists of government agency securities

There were no securities held to maturity or trading at September 30, 2010 or December 31, 2009.

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at September 30, 2010, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	September 30, 2010
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$22,342	$23,004
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	--	--
One year to less than three years	600	619
Three years to less than five years	500	500
Five years to ten years	--	--
More than ten years	1,300	1,402
Total	$24,742	$25,525

The following table summarizes, for all securities in an unrealized loss position at December 31, 2009, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position. There were no securities in an unrealized loss position at September 30, 2010.

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

Gains on sales of securities during the nine months ended September 30, 2010 were $308 thousand. There were no losses recognized on sales of securities during the nine months ended September 30, 2010. There were no gains or losses on sales of securities during the nine months ended September 30, 2009.

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

A summary of options outstanding under the Company’s Stock Option Plan as of September 30, 2010, and changes during the nine months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contrctual Term (years)	Intrinsic Value

Outstanding at January 1, 2010	152,250	$10.42
Granted	16,000	6.00
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2010	168,250	$10.00	4.9	-

Options exercisable at September 30, 2010	141,300	$10.31	4.4	-

Vested and expected to vest	168,250	$10.00	4.9

As of September 30, 2010, there was $26 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 54 months.

At September 30, 2010, there were 11,750 shares available for future grant under the Stock Option Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions utilized for all grants during the nine months ended September 30, 2010 are as follows:

September 30, 2010

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

Assets measured at fair value on recurring basis are summarized below.

		Fair Value Measurements at
		September 30, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$23,004		$23,004
U.S. government agencies	1,119		1,119
Other securities	1,402		1,402
Total available- for-sale	25,525		25,525

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$25,846		$25,846
U.S. government agencies	1,626		1,626
Other securities	1,284		1,284
Total available- for-sale	28,756		28,756

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		(in thousands)
		at September 30, 2010 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$95	$-	$-	$95
REO Property	356	-	-	356

Fair Value Measurements
(in thousands)
at December 31, 2009 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
REO Property	$149	$-	$-	$149

Impaired loans: Impaired loans with specific allocations, measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value of $137 thousand, with a valuation allowance of $42 thousand at September 30, 2010. This specific allowance was allocated during the current quarter. General reserves in this amount were reclassified to specific reserves during the quarter ended September 30, 2010, an amount equal to any collateral shortfall on impaired loans. There were no impaired loans at December 31, 2009.

Real Estate Owned:  Real estate owned had a net carrying amount of $356 thousand, which is made up of two properties with a total outstanding balance of $856 thousand, net of a prior direct write-down of $500 thousand, at September 30, 2010 and December 31, 2009. The write-down of $500 thousand was recorded during the year ending December 31, 2009.

Carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$9,863	$9,863	$9,785	$9,785
Federal Funds sold and money market investments	12	12	5,000	5,000
Securities available for sale	25,525	25,525	28,756	28,756
Loans, net	119,371	121,185	105,659	106,337
Federal Home Loan Bank stock	569	N/A	573	N/A
Federal Reserve Bank stock	372	N/A	308	N/A
Accrued interest receivable	666	666	627	627

Financial Liabilities
Deposits	139,915	141,034	135,352	136,610
Federal Home Loan Bank advances	7,773	8,049	8,508	8,605
Other borrowings	2,805	2,905	1,615	1,633
Accrued interest payable	136	136	151	151

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its main office location in Newburgh, New York, and its branch office locations in New Paltz, New York, and Staten Island, New York.  The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options.  Rent expense under operating leases was $256,000 for the nine months ended September 30, 2010.  At September 30, 2010, the future minimum rental payments under operating lease agreements for the fiscal years ending December 31 are $69,000 in 2010; $276,000 in 2011; $262,000 in 2012; $183,000 in 2013; $187,000 in 2014; and a total of $640,000 thereafter.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at September 30, 2010 were limited to loan origination commitments of $9.5 million (including one-to-four family loans held for sale of $5.3 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $13.1 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at September 30, 2010, consisted of adjustable and fixed rate commitments of $1.6 million and $7.8 million respectively, with interest rates ranging from 3.75% to 7.00%.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets at September 30, 2010, amounted to $162.6 million, representing an increase of $5.6 million, or 3.6%, from $157.0 million at December 31, 2009.  The increase in assets consisted primarily of a $13.7 million increase in total loans receivable, net, and a $1.5 million increase in real estate loans for sale.  These increases were partially offset by a $4.9 million decrease in cash and cash equivalents and a $1.6 million decrease in certificates of deposit at other financial institutions.

Overall, loans receivable, net, increased $13.7 million, or 13.0%, to $119.4 million at September 30, 2010, from $105.7 million at December 31, 2009. Residential real estate mortgage loans, excluding mortgage loans held for sale, increased $2.7 million, or 10.1%, from $26.8 million to $29.5 million. Commercial and multifamily real estate loans decreased $400 thousand, or 0.82%, from $48.7 million to $48.3 million. Commercial loans and commercial lines of credit increased $10.9 million, or 54.2%, from $20.1 million to $31.0 million, and home equity and consumer loans increased $600 thousand or 7.1%, from $8.5 million to $9.1 million, over the same nine-month period.  Management continues to emphasize the origination of high quality loans for retention in the loan portfolio.

Total cash and cash equivalents at September 30, 2010 decreased $4.9 million, or 33.2%, to $9.9 million from $14.8 million at December 31, 2009, while certificates of deposit at other financial institutions decreased $1.6 million, or 42.7%, to $2.1 million from $3.7 million during the same period.  Total securities at September 30, 2010, decreased $3.3 million, or 11.2%, to $25.5 million from $28.8 million at December 31, 2009.

Total deposits increased by $4.6 million to $140.0 million at September 30, 2010 from $135.4 million at December 30, 2009.  Non-interest bearing deposits increased $2.4 million and interest bearing deposits increased $2.2 million.  Over this nine month period the net deposit activity consisted mainly of an increase in transaction accounts of $4.4 million and certificates of deposit of $619 thousand, as well as a $400 thousand decrease in money market and savings accounts.

Stockholders’ equity increased by $770 thousand to $10.3 million at September 30, 2010, from $9.5 million at December 31, 2009.  The increase was primarily attributable to net income for the period of $184 thousand and a $576 thousand increase in accumulated other comprehensive income.  The ratio of stockholders’ equity to total assets increased to 6.3% at September 30, 2010 compared to 6.0% at December 31, 2009.  Book value per share increased to $4.95 at September 30, 2010, from $4.58 at December 31, 2009.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Loan Composition and Non-Performing Assets

The following is a summary of loans receivable at September 30, 2010 and December 31, 2009.

	At September 30, 2010	At December 31, 2009
	Amount	Amount
	(Dollars in thousands)

Real estate loans:
One-to four-family	29,543	26,831
Commercial	36,654	39,261
Multi-family	11,686	9,416
Construction or development	2,674	2,798
Home equity	8,731	7,964
Total real estate loans	89,288	86,270

Other loans:
Commercial business	30,956	20,080
Consumer	339	548
Total other loans	31,295	20,628

Total loans	$120,583	$106,898

Less:
Deferred loan costs net	563	585
Allowance for loan losses	(1,775)	(1,824)

Total loans receivable, net	$119,371	$105,659

The following table summarizes the Company’s non-performing assets at September 30, 2010 and December 31, 2009:

	At September 30,	At December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$472
Commercial	1,174	1,108
Multi-family	-	-
Construction or development	994	1,034
Home equity	55	-
Total real estate loans	2,223	2,614

Other Loans:
Commercial business	537	451
Consumer	-	-
Total non-performing loans	$2,760	$3,065
REO, net	356	149
Total non-performing assets	$3,116	$3,214

Ratios:
Non-performing loans to total loans	2.29%	2.87%
Non-performing loans to total assets	1.70%	1.95%
Non-performing assets to total assets	1.92%	2.04%

At September 30, 2010 total non-performing loans were $2.76 million comprised of 11 loans. The largest of these is a residential construction loan with 4 prepared lots, one of which is complete with a 1-4 family dwelling in Rockland County, New York. This has a balance of $775 thousand and is in the process of foreclosure.

The second is a commercial real estate property in Middlesex County, New Jersey which operates as a restaurant. The balance of this loan is $695 thousand and is in the process of foreclosure.

There were no loans past due greater than 90 days and still on accrual status at either September 30, 2010 or September 30, 2009.

Total impaired loans are $5.4 million and $4.6 million as of September 30, 2010 and December 31, 2009, respectively. Impaired loans with specific allocations, measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value of $137 thousand, with a valuation allowance of $42 thousand at September 30, 2010.

Included in the impaired loan balance but not in the non-performing loan balance are $2.6 and $1.5 million at September 30, 2010 and December 31, 2009, respectively, of troubled debt restructures which are performing in accordance with their modified loan terms.

Allowance for Loan Losses

The following table summarizes the activity in the Company’s allowance for loan losses for the nine month periods ended September 30, 2010 and September 30, 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$1,824	$862
Charge-offs
Real estate mortgage loans	(214)	-
Commercial loans and lines of credit	(118)	(6)
Home Equity and consumer loans	(22)	(10)
Construction loans	(40)
Total charge-offs	(394)	(16)

Recoveries
Real Estate mortgage loans	-	-
Commercial loans and lines of credit	-	-
Home Equity and consumer loans	1	1
Construction loans	-	-
Total recoveries	1	1

Provision for losses	344	283
Balance at end of period	$1,775	$1,130

Ratio of net charge-offs to average total loans	0.35%	0.02%
Ratio of allowance for loan losses to total loans	1.48%	1.15%

Analysis of Net Interest Income

The following tables summarize the Company’s average balance sheets for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three and nine month periods ended September 30, 2010, as compared to the comparable periods ended September 30, 2009.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Three Months Ended September
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	$116,819	$1,646	5.51%	$101,683	$1,481	5.78%
Fed Funds & other investments	12,372	8	0.25%	13,764	10	0.28%
Certificates of deposit	2,110	13	2.44%	3,955	20	2.03%
FRB & FHLB stock	945	13	5.50%	875	15	6.80%
Securities	27,277	257	3.77%	33,064	371	4.45%
Total interest-earning assets	$159,523	$1,937	4.75%	$153,341	$1,897	4.91%

Allowance for loan losses	(1,766)			(1,060)
Cash & Due from banks	1,965			1,642
Other Non-interest earning assets	3,222			2,298
Total assets	$162,944			$156,221

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$6,383	$11	0.68%	$5,318	$5	0.37%
Money Market accounts	36,759	95	1.03%	36,097	125	1.37%
Regular savings accounts	10,636	28	1.04%	10,328	29	1.11%
Certficates of Deposit	70,602	479	2.69%	69,954	565	3.20%
Total interest-bearing deposits	$124,380	613	1.96%	$121,697	724	2.36%

Borrowings	10,633	109	4.07%	9,487	84	3.51%
Total interest-bearing liabilities	$135,013	$722	2.12%	$131,184	$808	2.44%

Non-interest-bearing liabilities	17,483			13,795		.
Total liabilities	152,496			144,979

Stockholders' equity	10,448			9,638
Total liabilities and stockholders' equity	$162,944			$156,221
Net interest income		$1,215			$1,089

Average interest rate spread (1)			2.63%			2.47%
Net interest margin (2)			3.05%			2.84%
Net interest-earning assets (3)	$24,510			$22,157
Ratio of average interest-earning assets to average interest-bearing liabilities			118.15%			116.89%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended September
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	$113,310	$4,832	5.62%	$98,589	$4,243	5.75%
Fed Funds & other investments	11,553	27	0.31%	13,002	25	0.25%
Certificates of deposit	2,822	48	2.27%	3,095	60	2.59%
FRB & FHLB stock	922	38	5.50%	862	36	5.58%
Securities	29,861	905	4.04%	32,140	1,161	4.83%
Total interest-earning assets	$158,468	$5,850	4.87%	$147,688	$5,525	5.00%

Allowance for loan losses	(1,702)			(967)
Cash & Due from banks	1,705			1,786
Other Non-interest earning assets	3,539			2,288
Total assets	$162,010			$150,795

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$6,353	$35	0.74%	$3,853	$12	0.42%
Money Market accounts	36,862	315	1.14%	33,936	444	1.75%
Regular savings accounts	10,650	83	1.04%	11,392	124	1.46%
Certficates of Deposit	70,903	1,459	2.75%	68,022	1,749	3.44%
Total interest-bearing deposits	$124,768	1,892	2.03%	$117,203	2,329	2.66%

Borrowings	10,526	322	4.09%	9,697	256	3.53%
Total interest-bearing liabilities	$135,294	$2,214	2.19%	$126,900	$2,585	2.72%

Non-interest-bearing liabilities	16,458			14,658		.
Total liabilities	151,752			141,558

Stockholders' equity	10,258			9,237
Total liabilities and stockholders' equity	$162,010			$150,795
Net interest income		$3,636			$2,940

Average interest rate spread (1)			2.68%			2.28%
Net interest margin (2)			3.06%			2.66%
Net interest-earning assets (3)	$23,174			$20,788
Ratio of average interest-earning assets to average interest-bearing liabilities			117.13%			116.38%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities

Results of Operations for the Quarters Ended September 30, 2010 and September 30, 2009

General.  For the quarter ended September 30, 2010, the Company recognized net income of $65 thousand, or $0.03 per basic and diluted share, as compared to a net loss of $94 thousand, or ($0.05) per basic and diluted share, for the quarter ended September 30, 2009.

Interest Income.  Interest income remained relatively unchanged at $1.9 million for the quarters ended September 30, 2010 and September 30, 2009.  A modest increase of $40 thousand was primarily attributable to a $6.2 million increase in average interest-earning assets from $153.3 million to $159.5 million in the third quarter of 2010, as compared to the same period in 2009. The average yield on interest-earning assets decreased 16 basis points from 4.91% for the quarter ended September 30, 2009, to 4.75% for the same period in 2010.

Average loan balances increased by $15.1 million, from $101.7 million for the quarter ended September 30, 2009, to $116.8 million for the quarter ended September 30, 2010, while the average yield decreased from 5.78% to 5.51%, over the same respective periods.  The average balances of the Bank’s federal funds and other investments decreased by $1.4 million, over the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009. The average yield on these respective interest-earning assets decreased to 0.25% from 0.28% over the same comparable period. The average balance and yield of the Bank’s investment securities for the quarter ended September 30, 2010, was $27.3 million and 3.77%, respectively, as compared to an average balance of $33.1 million and a yield of 4.45% for the comparable quarter ended one-year earlier. The average balance on certificates of deposit at other financial institutions decreased from $3.9 million for the quarter ended September 30, 2009, to $2.1 million in the respective period in 2010. The average yield increased to 2.44% for the quarter ended September 30, 2010, as compared to 2.03% at the quarter ended September 30, 2009, or 41 basis points.

Interest Expense.  Total interest expense for the quarter ended September 30, 2010, decreased by $86 thousand, from $808 thousand to $722 thousand, when compared to the same three-month period one year earlier.  Although average balances of total interest-bearing liabilities increased $3.8 million to $135.0 million for the quarter ended September 30, 2010, from $131.2 million for the quarter ended September 30, 2009, the average costs for those liabilities decreased to 2.12% from 2.44% for the same respective periods, reflecting lower market interest rates.

The average balances of the Bank’s certificates of deposit portfolio increased to $70.6 million at an average cost of 2.69% over the quarter ended September 30, 2010, from $69.9 million at an average cost of 3.20% over the same quarter ended one-year earlier.  The $648 thousand increase was primarily attributable to the general increase in funds deposited due to the increase in FDIC guarantee thresholds, as well as a general increase in marketplace liquidity given a lack of attractive alternative investment vehicles.  Regular savings account average balances increased by $308 thousand from $10.3 million at an average cost of 1.11% for the quarter ended September 30, 2009, to $10.6 million at an average cost of 1.04% for the quarter ended September 30, 2010.

Average money market account balances increased $662 thousand to $36.8 million at an average cost of 1.03% for the quarter ended September 30, 2010, from $36.1 million at an average cost of 1.37% for the quarter ended September 30, 2009.  The increased balances were primarily attributable to management’s focus on attracting deposits of this type, as well as the increase in FDIC guarantee thresholds.

For the quarter ended September 30, 2010, the average balance of the Company’s borrowed funds was $10.6 million and its average cost was 4.07%, as compared to $9.5 million and an average cost of 3.51% for the quarter ended September 30, 2009. The increase was primarily a result of our drawing down approximately $2.2 million from a line of credit with a correspondent bank, partially offset by pay downs on existing FHLB borrowings. At September 30, 2010, the weighted average term to maturity of our borrowings was approximately 2.0 years.

Net Interest Income.  Net interest income was approximately $1.2 million for the quarter ended September 30, 2010, as compared to $1.1 million for the same quarter in the prior year.  The Bank’s average interest rate spread increased to 2.63% for the quarter ended September 30, 2010, from 2.47% for the quarter ended September 30, 2009, while the net interest margin increased to 3.05% from 2.84%, over the same respective periods. These increases were primarily attributable to decreased cost of deposits.

Provision for Loan Losses.  For the three months ended September 30, 2010, management recorded a $165 thousand provision for loan losses. The Company does not have substantial historical loan loss experience, however, management records loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio. Comparatively, the provision was $103 thousand for the quarter ended September 30, 2009.

Non-Interest Income.  Non-interest income for the quarter ended September 30, 2010 increased $127 thousand to approximately $347 thousand as compared to $220 thousand for the quarter ended September 30, 2009.  Service charges and fees increased by $10 thousand, from $102 thousand for the quarter ended September 30, 2009, to $112 thousand for the quarter ended September 30, 2010, primarily as a result of servicing a greater number of deposit and loan customers.  The net gain on the sales of real estate mortgage loans decreased $28 thousand to $26 thousand for the quarter ended September 30, 2010, as compared to $54 thousand for the quarter ended September 30, 2009. This is due to a decrease in the level of refinance activity from the comparable period in 2009. Gain on sales of securities available for sale increased to $162 thousand for the quarter ended September 30, 2010 from $0 for the quarter ended September 30, 2009. Other non-interest income categories decreased to $47 thousand for the quarter ended September 30, 2010, from $64 thousand for the same quarter in 2009, a decrease of $17 thousand.

Non-Interest Expense.  Non-interest expense for the quarter ended September 30, 2010 increased $32 thousand when compared to the same quarter in 2009, primarily resulting from an increase in compensation and benefits of $35 thousand.

Income Tax Expense.  We had no income tax expense for either of the quarters ended September 30, 2010 and 2009. We have received no tax benefit from our net operating losses to date as they are being carried forward and will be available to reduce future taxable income.

Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009

General.  For the nine months ended September 30, 2010, the Company recognized net income of $184 thousand, or $0.09 per basic and diluted share, as compared to a net loss of $399 thousand, or ($0.21) per basic and diluted share, for the nine months ended September 30, 2009.  The $583 thousand increase in net income was primarily the result of increased net interest income of $696 thousand and an increase in non-interest income of $46 thousand, partially offset by an increase in non-interest expense of $98 thousand.

Interest Income.  Compared to the first nine months of 2009, interest income for the nine-month period ended September 30, 2010 increased by $325 thousand, or 5.9%, to $5.9 million from $5.5 million for the comparable nine month period one year earlier.  The increase in interest income resulted from an increase in average interest-earning assets to $158.5 million for the nine-month period ended September 30, 2010 from $147.7 million for the comparable nine-month period ended one year earlier, partially offset by a  lower overall yield associated with those assets.  Average loan balances increased from $98.6 million for the nine months ended September 30, 2009 to $113.3 million for the nine months ended September 30, 2010, while their average yield decreased slightly from 5.75% to 5.62%.  The average balances of the investment securities portfolio decreased by $2.3 million, from $32.1 million to $29.9 million, while the average balances of fed funds sold and other investments also decreased by nearly $1.5 million, from $13.0 million to $11.6 million, over the nine-month period ended September 30, 2010 as compared to the same nine-month period in the previous year.  The average yield on investment securities decreased to 4.04% for the nine months ended September 30, 2010 from 4.83% for the nine-month period ended September 30, 2009, primarily from the addition of new securities to the portfolio during the end of 2009 and the first half of 2010 at generally lower yields as well as increased prepayment speeds on mortgage backed securities which accelerate premium amortization.  The yield on fed funds sold increased to 0.31% from 0.25% over the same respective periods as a result of selective placement of money market funds.

During the nine-month period ended September 30, 2010 the average balance invested in a variety of certificates of deposit at other financial institutions with maturities ranging from three to twelve months decreased by approximately $273 thousand.  Due to the maturity of higher yielding placements in the portfolio, the average yield of this asset segment decreased from 2.59% for the nine-month period ended September 30, 2009 to 2.27% for the comparable nine-month period in 2010.

Interest Expense.  Total interest expense decreased $371 thousand from $2.6 million for the nine months ended September 30, 2009 to $2.2 million for the nine months ended September 30, 2010.  The decrease resulted primarily from the decline in rates on interest bearing deposits, partially offset by an increase in rate on borrowed funds as well as an increase in our average balance of interest-bearing liabilities.  The average balances of the Bank’s certificates of deposit portfolio increased to $70.9 million at an average cost of 2.75% over the nine-month period ended September 30, 2010, from $68.0 million at an average cost of 3.44% over the same nine-month period ended one-year earlier.  Average money market account balances increased $2.9 million, from $33.9 million for the nine-month period ended September 30, 2009 to $36.9 million for the nine-month period ended September 30, 2010.  Over those respective periods the average costs for those balances decreased 61 basis points, from 1.75% to 1.14%.    Average regular savings account balances decreased $742 thousand to $10.7 million for the nine-month period ended September 30, 2010, from $11.4 million for the nine-month period ended September 30, 2009, while the average costs decreased 42 basis points, to 1.04% from 1.46%, over the same respective periods.  For the nine-month period ended September 30, 2010, the average balance of the Company’s borrowed funds was $10.5 million at an average cost of 4.09% as compared to an average balance of $9.7 million at an average cost of 3.53% one year-earlier.  The increase in borrowed funds was primarily used to help fund the increase in the loan and investment portfolios and to infuse capital into the Bank.

Provision for Loan Losses.  Provisions for loan losses were $344 thousand and $283 thousand for the nine months ended September 30, 2010 and 2009, respectively.  The Company does not have substantial historical loan loss experience, however, management records loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio.

Net Interest Income.  Net interest income was approximately $3.6 million for the nine-month period ended September 30, 2010 as compared to $2.9 million for the nine-month period ended September 30, 2009.  The average interest rate spread increased to 2.68% from 2.28% primarily due to the decrease in cost on interest bearing liabilities by 53 basis points, partially offset by a decrease in the average yield on interest earning assets of 13 basis points. The net interest margin increased to 3.06% from 2.66% over the same comparable periods.

Non-Interest Income.  Non-interest income for the nine-month period ended September 30, 2010 totaled $851 thousand, which represented an increase of $46 thousand from $805 thousand earned over the nine-month period ended September 30, 2009.  The increase was primarily attributable to a $308 thousand increase in gains on sales of investment securities, partially offset by decreases in gains on sales of real estate mortgage loans of $125 thousand, other income of $102 thousand, and service charges and fees of $35 thousand.  The decrease in gains on sale of real estate mortgage loans is related to a decrease in refinance activity from the prior period.  The decrease in other income is related to recoveries received in the 2009 period on the prior loss on CD placement at Silver State Bank.

Non-Interest Expense.  Non-interest expense for the nine-month period ended September 30, 2010 increased $98 thousand to $3.9 million from $3.8 million for the nine-month period ended September 30, 2009.  Compensation and benefits increased by $85 thousand, or 4.9%, due to new employee hires. Occupancy and equipment expense decreased by $15 thousand, or 2.6%, and data processing expense increased by $31 thousand, or 13.4%, due to the increased number of deposit and loan relationships.

Income Tax Expense.  We had no income tax expense for either of the nine months ended September 30, 2010 and 2009. We have received no tax benefit from our net operating losses to date as they are being carried forward and will be available to reduce future taxable income.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2010, the Company originated loans, net of sales and principal payments, of approximately $15.6 million including real estate mortgage loans held for sale.  At September 30, 2010, the Company had outstanding loan origination commitments of $9.5 million (including one-to-four-family real estate mortgage loans held for sale of $5.3 million) and undisbursed lines of credit and construction loans in process of $13.1 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At September 30, 2010, total deposits were approximately $140.0 million of which approximately $70.1 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from September 30, 2010, totaled $41.3 million.  Based on past experience the Company anticipates that most of these certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.2 million.  This credit facility is secured by 100% of the outstanding shares of the Bank for an original period of two years. During August 2010 the Company exercised its option to renew the facility for an additional year. This facility matures on August 31, 2011. As of September 30, 2010, the outstanding balance is $2.8 million. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments.  Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds.  In general, the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed.  The Bank monitors its liquidity on a regular basis.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during the quarter ending September 30, 2010.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.  As of September 30, 2010, the Bank’s risk weighted capital to risk weighted assets was 12.0%; its Tier I capital to risk weighted assets was 10.7% and its Tier I capital to average assets capital ratio was 7.2%.  As of December 31, 2009, the Bank’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets Tier I capital to average assets capital ratios were 11.3%, 10.1% and 6.5%.

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

Item 4T.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of September 30, 2010, and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Document	Reference to Previous Filing, If Applicable

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*****

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of November 12, 2010.

ES Bancshares, Inc.

Date: November 12, 2010	By:	/s/ Philip Guarnieri
Philip Guarnieri
President and Co-Chief Executive Officer

Date: November 12, 2010	By:	/s/ Thomas Sperzel
Thomas Sperzel
Senior Vice President and Chief Financial Officer