Form 10-K
period 2010-12-31
ES Bancshares, Inc.
filed 2011-03-30
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
YES ☐  NO ☒

As of June 30, 2010 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2010 was $6.6 million.

As of March 30, 2011, there were 2,269,070 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2011 Annual Meeting of Stockholders (Parts II and III).

ES BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2010

PART I

Item 1.    Business

Forward-Looking Statements

This Report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company.  All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “project,” “predict,” “expect,” “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including: statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios and estimates of our risks and future costs and benefits. Among the factors which could cause our actual results of financial condition to differ materially are those set forth in Item 1A as well as the following: our ability to manage the risk in our loan portfolio including new types of loans such as taxi medallion and United States Department of Agriculture (USDA) guaranteed loans; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area, future deposit premium levels, adverse changes in the securities and national and local real estate markets (including real estate values); our ability to grow our new Staten Island office; legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; the effect of a dramatically slowing economy on our lending portfolio including our commercial real estate, business, construction, multifamily, and home equity loans; the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans, changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and changes in our organization, compensation and benefit plans.

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

2010 Summary

•
For the year ended December 31, 2010, the Company reported net income of $488 thousand or $0.23 per share as compared to a net loss of ($1.2 million) or ($0.64) per share for the year ended December 31, 2009;

•	A net interest margin of 3.12% for 2010 as compared to 2.77% for 2009;

•	The Company continued to focus on diversification of loan originations and prudent underwriting standards.

•	Non-performing assets decreased to $2.8 million at December 31, 2010 from $3.2 million at December 31, 2009, or 12.5%.

•	Deposits totaled $138.2 million at December 31, 2010, with an increase in deposits of 2.1% over December 31, 2009;

•	The Bank remains well capitalized at December 31, 2010, with a Tier I Capital ratio of 7.95%;

•	The Company successfully raised $780 thousand in capital during 2010

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

Lending Activities

We offer a variety of loan products, including commercial real estate loans secured by owner occupied commercial real estate, as well as mortgage loans secured by one- to-four family residences; loans secured by investment real estate owned by individuals who meet certain financial requirements; commercial revolving lines of credit and term loans including NYC taxi medallion loans; home equity loans and lines of credit; multi-family real estate loans; construction or development loans; and to a lesser extent consumer loans.  Generally, we engage in secondary market sales of our fixed rate and adjustable rate residential mortgage originations. During 2010, the Bank continued to selectively retain a small portion of its mortgage originations in portfolio where the credit spread was deemed favorable. Similar to 2009, during 2010 we did not actively solicit construction and development loan originations as these markets have been slow to recover. At December 31, 2010, there were $400 thousand of loans held for sale on the Bank’s balance sheet. Also during 2010, the Bank was engaged in commercial lending in the areas of New York City taxi medallions and secondary market purchases of government agency guaranteed loans. This allowed the Bank to continue to be an active lender while further diversifying its loan portfolio and managing its concentration in commercial real estate loans.

During 2010, the Bank continued to experience lending growth trends.  Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, concentration of loans in our primary market areas may increase risk.  Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial, residential, and multifamily real estate properties or loans to businesses located in the Bank’s principal lending areas in the Mid Hudson Valley region of New York as well as the boroughs of Staten Island and Brooklyn in New York City.  While these communities represent our principal markets, the Bank has made loans outside these areas where the nature and quality of such loans was consistent with the Bank’s lending policies. Local economic conditions have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans.   The sustained economic downturn (including significant layoffs in the financial services industry within the greater New York metropolitan area) continues to adversely impact local economic conditions and could negatively affect the financial results of the Bank’s operations. While the Bank has decreased its concentration in non-owner occupied commercial real estate loans, it still has a significant amount of loans in this category, so decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Bank’s earnings.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollars and percentages by type of loan including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred costs. The Bank had $400 thousand in loans held for sale at December 31, 2010 compared to none at December 31, 2009.

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One-to four-family (1)	28,437	23.1%	26,831	25.1%
Commercial
Owner Occupied	20,039	16.3	22,494	21.0
Non Owner Occupied	15,552	12.6	16,767	15.7
Multi-family	11,634	9.5	9,416	8.8
Construction or development	2,566	2.1	2,798	2.6
Home equity
Open Ended / Revolving (2)	7,468	6.1	6,253	5.8
Closed Ended	1,620	1.3	1,711	1.6
Total real estate loans	87,316	70.9	86,270	80.7

Other loans:
Commercial business
Taxi Medallion	9,679	7.9	969	0.9
USDA Guaranteed	5,110	4.2	-	-
Commercial Business Lines of Credit and Term Loans (3)	20,571	16.7	19,111	17.9
Consumer	407	0.3	548	0.5
Total other loans	35,767	29.1	20,628	19.3

Total loans	$123,083	100.0%	$106,898	100.0%

Less:
Deferred loan costs (fees) net	542		585
Allowance for loan losses	(2,017)		(1,824)

Total loans receivable, net	$121,608		$105,659

(1) Includes loans Held For Sale at December 31, 2010 of $400,000.
(2) Does not include unused lines of credit of $5.0 million and $5.2 million at December 31, 2010 and 2009, respectively.
(3) Includes business lines of credit of $13.3 million and $13.1 million but does not include unused business lines of $5.8 million and $6.4 million at December 31, 2010 and 2009, respectively

Loan Maturity Schedule.  The following table shows the remaining contractual maturity of our loans at December 31, 2010. Loans are shown as due based on their contractual terms to maturity.  Demand loans, loans having no stated repayment schedule or contractual maturity and overdrafts, are reported as due in one year or less. Adjustable rate loans are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

Amounts (in thousands) due in:	One-to-Four Family & Home Equity Loans	Multifamily & CRE	Commercial Business	Construction or Development	Consumer	Total
	(In thousands)
One year or less	$-	$1,173	$7,338	$2,566	$4	$11,081
After one year through five years	275	4,704	16,661	-	234	21,874
After five years	37,250	41,348	11,361	-	169	90,128
Total loans	$37,525	$47,225	$35,360	$2,566	$407	$123,083

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After One Year
	Fixed	Adjustable	Total
	(in thousands)
One to Four Family & Home Equity Loans	$14,219	$23,306	$37,525
Multifamily & CRE	17,131	28,921	46,052
Commercial Business	19,571	8,451	28,022
Construction or Development	-	-	-
Consumer	365	38	403
Total loans	$51,286	$60,716	$112,002

Loans are shown in the period based on final contractual maturity. The total amount of loans due after December 31, 2010 which have predetermined interest rates is $51.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $60.7 million.  The Bank’s residential mortgage portfolio is underwritten to conventional secondary market guidelines and does not include any subprime loans.

The Bank is subject to limits on the amount we may lend to one borrower.  At December 31, 2010, the regulatory limit on loans to one borrower was approximately $2.1 million, and the largest credit facility to one borrower was $1.5 million.  This relationship consists of a $1.5 million line of credit to a large law firm which is secured by the firm’s receivables and backed by personal guarantees.  At December 31, 2010, this obligation was performing in accordance with its repayment terms.

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

Largest loan concentration by industry is the real estate industry, followed by the construction industry. At December 31, 2010, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Set forth below is information regarding the types of commercial real estate and multi-family loans in our loan portfolio at December 31, 2010 and 2009.

	Commercial Real Estate
	At December 31,
	2010		2009
	Number of Loans	Balances (in thousands)	Number of Loans	Balances (in thousands)
Apartments	25	$11,634	25	$9,416
Offices	19	7,467	19	8,905
Warehouses	5	2,810	4	1,529
Restaurants	5	3,135	5	3,269
Mixed Use	40	16,985	39	19,436
Other	13	5,194	14	6,123
Total	107	$47,225	106	$48,678

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

Commercial Business Lending.  The Bank offers term loans and lines of credit to local businesses for working capital, machinery and equipment purchases, expansion and other business purposes.  The terms of these loans generally do not exceed seven years while commercial lines of credit are generally renewed annually.  The interest rates on such loans are generally variable and indexed to the highest prime rate published in The Wall Street Journal plus or minus a margin although some loans are contracted under fixed rate agreements.  Recently we have begun making floating rate loans with rate floors.  At December 31, 2010 we had $35.4 million of commercial business loans outstanding, representing 28.7% of the total loan portfolio and an additional $5.8 million of funds committed, but undrawn, under commercial lines of credit. Included in commercial loans are $9.7 million of New York City taxi medallion loans and $5.1 million of USDA guaranteed loans. Taxi medallion loans are generally originated as 3-5 year balloons with a 20 year amortization schedule and are collateralized by the medallion issued by the New York City Taxi and Limousine Commission and are originated at no more than 80% LTV per the Bank’s Lending Policy. USDA guaranteed loans are purchased in the secondary market and have varying terms. Principal balance of these loans is guaranteed by the full faith and credit of the USDA.

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

Set forth below is information regarding the types of commercial business loans in our loan portfolio at December 31, 2010 and 2009.

	At December 31,
	2010		2009
Commercial Business Loans	Number of Loans	Dollars (in thousands)	Number of Loans	Dollars (in thousands)
Builder lines of credit	6	$3,052	9	$3,607
Working capital	100	7,887	94	6,591
Real estate acquisition & investment	20	4,082	12	2,237
Business acquisition	2	150	4	413
Equipment purchase	22	2,369	23	1,720
Attorney lines of credit	2	1,500	2	1,500
Taxi Medallion	21	9,679	-	-
USDA Guaranteed	10	5,110	-	-
Other	18	1,531	22	4,012
Total	201	$35,360	166	$20,080

One- to Four-Family and Home Equity Residential Real Estate Lending.  At December 31, 2010, we had $37.5 million, or 30.5% of our total loan portfolio, in loans secured by one-to-four family residential properties including $7.5 million in advances under home equity lines of credit, and $1.6 million in home equity loans.  We offer both fixed-rate and adjustable-rate one-to-four family residential first mortgage loans.  Our fixed-rate one- to four-family loans are underwritten in accordance with Fannie Mae and Freddie Mac guidelines and may be sold in the secondary market, servicing released, in order to minimize interest rate risk exposure.  While in 2009 we retained a greater percentage of our fixed-rate one-to-four family residential loans than in previous years as a part of our growth plan, this was not the case in 2010 due to the availability of other loans with more attractive asset/liability management characteristics.

The interest rates on our adjustable rate one- to-four family loans are based on a specific index plus a margin and may be retained for portfolio purposes. Management believes that the conservatorship of Fannie Mae and Freddie Mac did not have, nor is expected to have, a material effect on the Company’s results of operations or financial position.

In underwriting one- to four-family residential real estate loans, we evaluate the borrower’s ability to make principal, interest and escrow payments, as well as the value of the property that will secure the loan and debt-to-income ratios.  Currently the Bank originates residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for owner-occupied homes and up to 70% for non-owner occupied homes.  With private mortgage insurance to reduce our exposure to 80% or less, the Bank will originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 95% for owner-occupied homes.  Originated residential mortgage loans that are immediately sold to the secondary market can have loan-to-value ratios of up to 97.7% for owner-occupied homes, and up to 85% for non-owner occupied homes.  Residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

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

The interest rates for home equity lines of credit float at a stated margin above and below the highest prime rate published in The Wall Street Journal and are capped at 18.0% and a floor determined by the rate plus margin over the life of the loan.  The Bank offers home equity lines of credit for terms of up to 30 years with interest only paid for the first ten years of the loan term. Loan-to-value ratio on new extensions of credit are limited to 75%. At December 31, 2010, we had $7.5 million of outstanding advances under home equity lines of credit and an additional $5.0 million of funds committed, but undrawn, under home equity lines of credit.

Home equity term loans are made at fixed interest rates and are offered at terms up to 15 years generally with loan-to-value ratios of up to 75%.  At December 31, 2010, our home equity loans totaled $1.6 million.  Home equity term loans represent loans originated in the Bank’s geographic markets.

Loans secured by residential co-ops and condominiums located in our market area are offered on substantially the same terms as one- to four-family loans.  At December 31, 2010, we had $1.6 million in condominium and co-op loans.

Reflecting our conservative underwriting standards, we do not have any loans in our loan portfolio that are considered sub-prime.

Construction and Land Lending.  Construction loans are originated to builders and individuals for the construction of both residential and commercial real estate properties.  Construction loan agreements generally provide that loan proceeds are disbursed in increments, subsequent to the Bank’s review of the progress of the construction of the dwelling, as the project progresses. At December 31, 2010, the construction loan portfolio totaled $2.6 million, or 2.1% of the total loan portfolio, and an additional $253 thousand of funds committed but undrawn. At December 31, 2010, our largest construction loan had a balance of $1.2 million for construction of a residential condominium project.

A limited number of land development loans are originated primarily for the purpose of developing residential subdivisions.  These loans to builders and developers are for the development of one- to four-family lots in our market area.  Land loans are originated with adjustable rates of interest tied to the prime rate of interest with terms of five years or less.  Land loans are generally made in amounts up to a maximum loan-to-value ratio of 50% on raw land and up to 75% on developed building lots based upon an independent appraisal. At December 31, 2010, our land development loan portfolio was comprised of one loan with a balance of $ 775 thousand, or 0.6% of the total loan portfolio, and was made for the purpose of developing residential lots. This loan was nonaccrual at December 31, 2010.

Construction loans to builders of one- to four-family residences generally carry terms of up to two years with interest only payments required.  The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 80%.  When practical, the Bank seeks to obtain personal guarantees on such loans.  We generally limit loans to builders for the construction of homes on speculation for sale to two homes per builder and require personal guarantees in addition to a first mortgage on the subject property.  At December 31, 2010, we had $296 thousand of loans to a builder for the construction of properties built on speculation.

The Bank originates commercial real estate construction loans to experienced local developers only when there is a written take-out commitment from an acceptable financial institution or government agency, or when the Bank grants an internal commitment for permanent financing evidenced by a written document in the credit file.  The maximum loan-to-value ratio on loans to builders for the construction of commercial real estate is 80%.  At December 31, 2010, our commercial real estate construction portfolio consisted of one loan in the amount of $218 thousand. This loan was non-accrual as of December 31, 2010.

Construction loans to individuals for the construction of their residences convert to permanent residential mortgage loans at the end of the construction phase, which typically runs up to one year.  Upon conversion to permanent mortgages, these loans have rates and terms comparable to those offered by the Bank on its one-to-four family residential mortgage loan products. During the construction phase the borrower pays interest only at a specified margin over the prime rate.  The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%.  Takeouts for residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2010, the Bank had one construction loan totaling $387 thousand outstanding to builders of one-to four family residences where the borrower intends to occupy the property upon completion.

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

Consumer Lending.  The Bank originates a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes.  At December 31, 2010, consumer loans totaled $407 thousand, or 0.3% of total loans outstanding.  Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower.  Our consumer loans are made at fixed or variable interest rates, with terms of up to 5 years.

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

Originations, Purchases and Sales of Loans

Loan applications are taken at each of our offices as well as through mortgage originators. Applications are processed and approved at our Loan Center, which is located in the corporate headquarters. We also employ commissioned loan originators and utilize outside mortgage brokers for lending business development.  Total loan originations amounted to $62.8 million for the year ended December 31, 2010. While we originate a variety of business and personal loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market.  Additionally, the local economy and the interest rate environment affect demand.

To reduce our vulnerability to changes in interest rates, we may sell into the secondary market some or all of our fixed-rate residential mortgage originations in addition to certain current year originations of adjustable-rate loans.  Sales of loans amounted to $13.8 million for the year ended December 31, 2010. There was one loan held for sale on the Bank’s balance sheet at December 31, 2010 in the amount of $400 thousand.  At December 31, 2010 we did not service any of the loans which we sold for others.

The following table sets forth our loan originations, sales, repayments and other portfolio activity for the periods indicated.

	Years Ended December 31,
	2010	2009
	(in thousands)
Beginning unpaid principal balance	$106,898	$94,978

New Loans Originated & Advances
Real estate loans
One-to four-family	20,162	24,465
Commercial real estate	5,046	14,840
Construction	752	911
Home equity line of credit	3,742	3,505
Commercial line of credit	12,516	12,564
Commercial business loans	14,614	4,970
Consumer loans	679	555
Total loans originated	57,511	61,810

Loans Purchased:
USDA Guaranteed	5,239	-

Loans Sold:
Residential & Home Equity Loans	(13,770)	(18,467)
Participated to Others	(220)	(227)

Principal repayments:
Total principal repayments	(31,946)	(30,332)

Charge-offs	(423)	(215)
Transfer to real estate owned	(206)	(649)
Unpaid principal balance at end of period	123,083	106,898

Less:
Allowance for loan losses	(2,017)	(1,824)
Net deferred loan costs	542	585
Net loans at end of period	$121,608	$105,659

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

Non-Performing Assets

Regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications.  There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  On the basis of management’s review, at December 31, 2010, the Bank had $6.3 million classified as substandard.  There were no assets classified as doubtful or loss. At December 31, 2009 the Bank had $2.9 million in assets classified as substandard and $249 thousand in assets classified as doubtful. At such date, there were no assets classified as loss.

Loans are reviewed monthly and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2010 the Bank had two foreclosed assets acquired in settlement of loans. The Bank has seen its non-performing assets decrease to $2.8 million at December 31, 2010 from $3.2 million the same period a year earlier.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated. At December 31, 2010, we had three loans in the amount of $1.9 million which represented a troubled debt restructuring.

	At December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$472
Commercial
Owner Occupied	-	-
Non Owner Occupied	1,174	1,108
Multi-family	-	-
Construction or development	775	1,034
Home equity
Open Ended / Revolving	55	-
Closed Ended	-	-
Total real estate loans	2,004	2,614

Other Loans:
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	505	451
Consumer	-	-
Total non-performing loans	$2,509	$3,065
REO, net	325	149
Total non-performing assets	$2,834	$3,214

Ratios:
Non-performing loans to total loans	2.04%	2.87%
Non-performing loans to total assets	1.56%	1.95%
Non-performing assets to total assets	1.76%	2.05%

In connection with the filing of our periodic reports with the New York State Banking Department and the FRB of NY and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2010, we had classified the following assets:

	One to Four	Multi-	Commercial	Construction or		Commercial
	Family	Family	Real Estate	Development	Consumer	Business	Total
	(in thousands)

Sub-Standard	$677	$1,068	$2,513	$775	$-	$1,220	$6,253
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$677	$1,068	$2,513	$775	$-	$1,220	$6,253

Our classified assets consist of (i) non-performing loans and (ii) loans and other assets of concern discussed herein.  As of the date hereof, these asset classifications are believed to be consistent with those of the New York State Banking Department and FRB of NY.  Certain classified assets are still accruing interest income at December 31, 2010. The composition of these assets include $715 thousand in commercial business loans, $622 thousand in 1-4 family residential mortgage loans, and $2.4 million in commercial real estate loans.

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Twelve Months Ended
	December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of year	1,824	862
Charge-offs
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	(214)	-
Multi-family	-	-
Construction or development	(40)	-
Home equity
Open Ended / Revolving	(20)	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	(143)	(204)
Consumer	(6)	(11)
Total charge-offs	(423)	(215)

Recoveries
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	1	-
Consumer	1	2
Total recoveries	2	2

Provision for losses	614	1,175
Balance at end of period	2,017	1,824

Ratio of net charge-offs to average total loans	0.36%	0.21%
Ratio of allowance for loan losses to toal loans	1.64%	1.71%

The following table sets forth the breakdown of the allowance for loan losses by loan category at December 31, 2010 and December 31, 2009.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2010			2009
	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans
	(Dollars in thousands)
Allowance allocated to:
One-to-four family	115	28,037	22.9%	216	26,831	25.1%
Commercial
Owner Occupied	367	20,039	16.3%	382	22,494	21.0%
Non Owner Occupied	224	15,552	12.7%	304	16,767	15.7%
Multi-family	237	11,634	9.5%	164	9,416	8.8%
Construction or development	36	2,566	2.1%	49	2,798	2.6%
Home equity
Open Ended / Revolving	116	7,468	6.1%	129	6,253	5.8%
Closed Ended	27	1,620	1.3%	32	1,711	1.6%
Commercial business
Taxi Medallion	167	9,679	7.9%	18	969	0.9%
USDA Guaranteed	-	5,110	4.2%	-	-	0.0%
Commercial Business LOC's and Term Loans	466	20,571	16.8%	361	19,111	17.9%
Consumer	5	407	0.3%	11	548	0.5%
Unallocated	257	-	0.0%	158		0.0%
Total allowance	$2,017	$122,683	100.0%	$1,824	$106,898	100.0%

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

As of December 31, 2010, we were unaware of any environmental issues with respect to any of our mortgage loans that would subject us to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in our portfolio.

Investment Activities

General. The Bank’s investment policy is to invest funds among categories of investments and maturities based upon our asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles requires that securities be classified into three categories:  trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.  All other securities not classified as trading or held to maturity are classified as available for sale.  Available for sale securities are reported at fair value with unrealized gains and losses included in a separate component of stockholders’ equity.  At December 31, 2010  we had no securities classified as trading or held to maturity.  Effective December 31, 2009, the entire investment portfolio, or $28.8 million, was classified as available for sale. There were no investment securities of a single issuer which exceeded 10% of our stockholders’ equity, other than U.S. Government or federal agency obligations.

During 2010, we decreased our holdings of mortgage backed securities as part of a portfolio management strategy to selectively realize gains in the portfolio prior to significant prepayment activity eroding such gains. Mortgage-backed securities in our investment portfolio totaled $18.1 million at December 31, 2010. All are either expressly guaranteed by the United States federal government as in the case of Ginnie Mae securities, or hold the implied guarantee of the United States government as in the case of all of the remaining mortgage backed securities held in our portfolio.  All such securities are pass through securities.

A detail of our mortgage backed securities issuers are as follows:

	At December 31, 2010
	Amortized	Fair
	Cost	Value
	(In Thousands)

Mortgage-backed securities:
FNMA	$10,891	$11,078
FHLMC	6,098	6,185
GNMA	849	865
Total securities available for sale	$17,838	$18,128

In addition to mortgage-backed securities, we also invest in other high-quality securities such as United States agency obligations with various maturities. These totaled $614 thousand at December 31, 2010.  See Note 2 of the Notes to Financial Statements for additional information regarding our securities portfolio.

We have also invested in a limited number of trust preferred securities totaling $1.4 million at December 31, 2010 issued individually by Wells Fargo, Deutsche Bank, HSBC, and Barclays Bank.  Management believes that these investment securities remain within the Bank’s investment policy guidelines.

The Bank is a member of the Federal Reserve System (“FRB”) and as such is required to purchase stock in the FRB within the Federal Reserve district in which the Bank is located.  In accordance with this requirement, at December 31, 2010, we owned 7,843 shares totaling $392 thousand in common stock of the Federal Reserve Bank of New York.

We are also a member of the Federal Home Loan Bank of New York (“FHLB-NY”).  A condition of membership requires that the Bank purchase capital stock in the FHLB-NY.  Pursuant to this requirement, at December 31, 2010, we owned 5,579 shares totaling $558 thousand in capital stock of the FHLB-NY.

The following table sets forth the amortized cost and fair value of our available for sale securities at the dates indicated. At December 31, 2010 and 2009, we had no securities classified as held-to-maturity.

	At December 31, 2010		At December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

Investment securities available for sale:
U.S. Government agencies	$600	$614	$1,600	$1,626
Mortgage-backed securities (1)	17,838	18,128	25,650	25,846
Bank trust preferred securities	1,300	1,378	1,300	1,284
Total securities available for sale	$19,738	$20,120	$28,550	$28,756

(1) Consisted of government sponsored enterprises issuances

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yield and stated maturity of our securities at the dates indicated.  The entire amortized cost and fair value of such securities are included in the maturity period that reflects the final security payment date.  Accordingly, no effects are given to periodic repayments or possible prepayments. At December 31, 2010 and 2009, there were no securities classified as held to maturity.

	At December 31,
Available for Sale	2010			2009
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
U.S. Government Agencies:
Due less than one year	$600	$614	3.35%	$600	$622	3.35%
One year to less than three years	-	-	-	-	-	-
Three years to less than five years	-	-	-	-	-	-
Five years to ten years	-	-	-	-	-	-
More than ten years	-	-	-	1,000	1,004	5.50
Total	600	614	3.35%	1,600	1,626	4.69%

Mortgage-backed securities:
Due less than one year	$-	$-	-%	$-	$-	-%
Due after 1 year but within 5 years	-	-	-	374	381	3.54
Due after 5 years but within 10 years	512	524	2.56	1,635	1,641	3.30
Due After 10 years	17,326	17,604	3.29	23,641	23,824	4.41
Total	17,838	18,128	3.27%	25,650	25,846	4.32%

Bank Trust Preferred Securities
Due less than one year	$-	$-	-%	$-	$-	-%
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	-	-	-
Due After 10 years	1,300	1,378	7.97	1,300	1,284	7.97
Total	1,300	1,378	7.97%	1,300	1,284	7.97%

Total investment securities	$19,738	$20,120	3.60%	$28,550	$28,756	4.51%

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

The following table sets forth the distribution of deposit accounts and the related weighted average rates at the dates indicated.

	At December 31,
	2010			2009

	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(In thousands)

Demand deposit accounts	$17,896	12.95%	0.00%	$14,007	10.35%	0.00%
NOW accounts	7,287	5.27%	0.69%	5,292	3.91%	0.56%
Money market accounts	34,682	25.09%	0.98%	37,578	27.76%	1.36%
Regular savings accounts	9,426	6.82%	1.02%	8,995	6.65%	0.94%
Certificates of Deposit	68,926	49.87%	2.56%	69,480	51.33%	2.88%
Total	$138,217	100.00%	1.63%	$135,352	100.00%	1.94%

The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of certificate of deposit accounts outstanding at December 31, 2010 and December 31, 2009.

	Period to Maturity
	At December 31, 2010
	Less than	One to	More than		Percent of
	One Year	Three Years	Three Years	Total	Total
	(Dollars in thousands)
Less Then 1.00%	$7,579	$-	$-	$7,579	11.00%
1.00% to 2.00%	11,066	8,469	1,250	20,785	30.16%
2.01% to 3.00%	4,900	10,027	1,701	16,628	24.12%
3.01% to 4.00%	11,551	2,724	1,524	15,798	22.92%
4.01% to 5.00%	4,599	715	458	5,773	8.38%
5.00% and above	1,863	500	-	2,363	3.43%

Total	$41,558	$22,435	$4,933	$68,926	100.00%

	Period to Maturity
	At December 31, 2009
	Less than	One to	More than		Percent of
	One Year	Three Years	Three Years	Total	Total
	(Dollars in thousands)
1.01% to 2.00%	$18,059	$213	$-	$18,272	26.30%
2.01% to 3.00%	9,731	12,263	114	$22,108	31.82%
3.01% to 4.00%	1,962	14,028	1,277	$17,267	24.85%
4.01% to 5.00%	2,619	4,766	1,037	$8,422	12.12%
5.00% and above	1,102	2,309	-	$3,411	4.91%

Total	$33,473	$33,579	$2,428	$69,480	100.00%

The following table sets forth the maturity distribution and related weighted average interest rates for  certificates of deposit at December 31, 2010:

	At December 31, 2010
	Less than $100,000		Greater than $100,000		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Within three months	$6,634	1.70%	$6,186	2.16%	$12,820	1.92%
After three but within six months	7,374	2.60%	7,943	2.97%	15,317	2.79%
After six but within 12 months	7,708	3.21%	5,711	2.69%	13,419	2.99%
Total within one year	21,716	2.54%	19,840	2.64%	41,556	2.59%

After one but within two years	$9,250	2.31%	$8,748	2.58%	$17,998	2.44%
After two but within three years	1,406	2.91%	3,033	1.98%	4,439	2.27%
After three but within five years	1,915	4.09%	3,018	2.43%	4,933	3.07%

Total	34,287	2.58%	34,639	2.55%	68,926	2.56%

Borrowings.  Borrowings, including Federal Funds purchased, lines of credit, outstanding balances on correspondent bank lines of credit and FHLB advances, increased to $10.4 million at December 31, 2010 from $10.1 million at December 31, 2009.  The Company had an outstanding balance of $2.8 million and $1.6 million drawn against its committed credit facility with its correspondent bank, Atlantic Central Bankers Bank at December 31, 2010 and 2009, respectively.  Separately, the Bank has additional unused credit lines of $5.0 million, also with our correspondent bank, Atlantic Central Bankers Bank.

Employees

At December 31, 2010, the Bank had 39 full-time equivalent employees as compared to 34 at December 31, 2009. Employees are not represented by a collective bargaining unit, and the Bank’s relationship with its employees is considered to be good.

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

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Empire State Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Insurance of Deposit Accounts.

The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. Our total expense for the special assessment was $68 thousand.

In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from 7 to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years.  Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $930 thousand.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not believe we are taking or are subject to any action, condition or violation that could lead to termination of our deposit insurance.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $294 thousand for 2010.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The Company is participating in the FDIC’s Temporary Account Guarantee (“TAG”) program, which is a part of the FDIC’s TLG program.  The purpose of the TLG is to strengthen confidence and encourage liquidity in the banking system.  Under the TAG, funds in non-interest-bearing accounts, in interest-bearing transaction accounts with interest rate of 0.50% or less and in Interest on Lawyers Trust Accounts had a temporary unlimited guarantee from the FDIC until June 30, 2010.  The coverage of the TAG is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000.

Temporary Liquidity Guarantee Program

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

The other component of the program provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  The Bank participated in this component of the Temporary Liquidity Guarantee Program.

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

Loans to One Borrower

Applicable law and regulation limit the amount that the Bank may lend to any one borrower to 15% of the Bank’s capital and surplus plus an additional 10% of the Bank’s capital and surplus if such additional amount is fully secured by readily marketable collateral.  At December 31, 2010, the Bank’s regulatory limit on loans to one borrower was $2.1 million.  At that date, we were in compliance with our legal lending limit.

Regulatory Capital Requirements

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

To be considered “adequately capitalized,” a bank must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of a least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of a least 8 percent.  To be categorized as “well capitalized,” a bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent.  At December 31, 2010, we met the definition of “well capitalized” under the regulatory framework for prompt corrective action.

Community Reinvestment Act and Fair Lending

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

Transactions with Affiliates and Insiders

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

Payment of Dividends

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

Federal Securities Law

The stock of the Company is registered with the SEC under the Exchange Act.  The Company is subject to the information, reporting, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal Reserve Bank

As a member of the Federal Reserve Board system, the Bank is required to maintain a minimum investment in stock of the Federal Reserve Bank of New York (the “FRB”).  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $392 thousand and $308 thousand invested in FRB stock at December 31, 2010 and December 31, 2009, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time accounts.  Since these reserves are maintained as vault cash or other low-interest bearing accounts, they have the effect of reducing a bank’s earnings.  At December 31, 2010, we were in compliance with these reserve requirements.

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

Financial Reform Legislation Recently Enacted By Congress Will, Among Other Things, Tighten Capital Standards, Create A New Consumer Financial Protection Bureau And Result In New Laws And Regulations That Are Expected To Increase Our Costs Of Operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Expose Us to Increased Lending Risks.

At December 31, 2010, $49.8 million, or 40.6% of our loan portfolio, consisted of commercial real estate loans, including multi-family and construction and development loans.  Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including one-to four-family real estate loans, which totaled $28.0 million, or 22.9% of our total loan portfolio, at December 31, 2010.  In addition, at December 31, 2010, $35.4 million, or 28.8% of our loan portfolio, consisted of commercial business loans.  Of the commercial loan balance $9.7 million, or 27.4%, represented NYC taxi medallion loans. These loans are originated with LTV’s no greater than 80% and the borrower is subject to minimum credit scoring and debt service coverage requirements. Of the commercial loan balance $5.1 million, or 14.4%, represented USDA guaranteed loans. Management believes any risk associated with these loans is limited to the premium paid as the principal balance is fully guaranteed by the USDA.

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

Other-Than-Temporary Impairment (OTTI) Could Reduce Our Earnings.

We evaluate our investment securities for other-than-temporary impairment (OTTI) as required by FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles.  When a decline in fair value below cost is deemed to be other-than-temporary, the related loss must be recognized as a charge to earnings and the investment is recorded at fair value.  In determining whether or not OTTI exists management considers several factors, including but not limited to, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether management intends to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2010, the fair value of our securities classified as available for sale totalled $20.1 million.  Unrealized net gains on available-for-sale securities totalled $382 thousand at December 31, 2010 and are reported, net of tax, as a separate component of shareholder’s equity.  However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity.  Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities.  In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates.  As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates. At December 31, 2010, given a +2.00% shock in interest rates, the model results in the Company’s economic value of equity at risk changing by $3.2 million or -20.5% lower than in a flat rate scenario. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Although the Bank is Well Capitalized, it is Possible That the Bank Could Be Required to Maintain Higher Levels of Capital as a Result of Our Commercial Real Estate and Business Concentrations, Which Could Require Us to Obtain Additional Capital, and May Adversely Affect Shareholder Returns.

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

Item 1B.         Unresolved Staff Comments

None.

Item 2.    Properties

The following table sets forth information concerning our properties at December 31, 2010.  Our premises had an aggregate net book value of approximately $258,000 at that date.

	Year
Location	Acquired/Leased	Owned or Leased	Net Book Value at December 31, 2010
	(Dollars in thousands)
Corporate Headquarters And Main Office:

68 North Plank Road Newburgh, New York 12550	2004	Leased (1)	$102

Branch Offices:

257 Main Street New Paltz, New York 12561	2004	Leased (1)	$48

1361 North Railroad Avenue Staten Island, NY 10306	2007	Leased (1)	$108

(1) Our leases at our Newburgh, New Paltz, and Staten Island branch offices terminate in 2012, 2019, and 2018, respectively.

Item 3.    Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.    [Removed and Reserved]

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The Common Stock of ES Bancshares, Inc., is traded on the OTCBB market under the symbol “ESBS.” At December 31, 2010 the common stock was held by approximately 558 shareholders of record.  The following table shows the range of high and low market prices for our stock for the quarters indicated.  There were no dividends declared or paid in any quarter.  The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2010	High	Low	Cash Dividends Declared

Fourth quarter	$3.50	$2.30	$—
Third quarter	3.50	3.00	—
Second quarter	3.20	3.00	—
First quarter	4.50	2.75	—

Year ended December 31, 2009	High	Low	Cash Dividends Declared

Fourth quarter	$6.50	$3.00	$—
Third quarter	4.80	4.01	—
Second quarter	5.00	1.50	—
First quarter	5.00	1.10	—

(b)           Not applicable.

(c)           Not applicable

Item 6.    Selected Financial Data

This item is not applicable to smaller reporting companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During 2010 we recorded net income of $488 thousand compared to a net loss of $1.2 million during 2009. The 2010 net gain was the result of increased net interest income, a lower provision for loan losses and a lower non-interest expense.

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

The following table sets forth average balance sheets for interest-earning assets and interest-bearing liabilities, average yields and costs, and certain other information for the years ended December 31, 2010 and 2009, respectively.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments, and purchase discounts and premiums that are amortized or accreted to interest income.  No tax-equivalent adjustments were made.

	EMPIRE STATE BANK
	AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	Year Ended December 31,			Year Ended December 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	$116,070	$6,586	5.67%	$100,951	$5,784	5.73%
Fed Funds & other investments	10,604	31	0.29%	11,661	31	0.26%
Certificates of deposit	2,644	61	2.31%	3,333	80	2.39%
FRB & FHLB stock	928	56	6.03%	867	51	5.88%
Securities	27,885	1,100	3.94%	32,807	1,562	4.76%
Total interest-earning assets	$158,131	$7,834	4.95%	$149,619	$7,508	5.02%

Allowance for loan losses	(1,735)			(1,017)
Cash & Due from banks	1,782			1,623
Other Non-interest earning assets	3,691			2,447
Total assets	$161,869			$152,672

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$6,589	$48	0.73%	$4,348	$20	0.45%
Money Market accounts	36,493	402	1.10%	34,823	573	1.65%
Regular savings accounts	10,354	107	1.03%	10,963	151	1.38%
Certficates of Deposit	70,588	1,916	2.71%	68,070	2,263	3.32%
Total interest-bearing deposits	$124,024	$2,473	1.99%	$118,204	$3,007	2.54%

Borrowings	10,486	423	4.03%	9,852	356	3.61%
Total interest-bearing liabilities	$134,510	$2,896	2.15%	$128,056	$3,363	2.63%

Non-interest-bearing liabilities	17,017		.	15,205		.
Total liabilities	151,527			143,261

Stockholders' equity	10,342			9,411
Total liabilities and stockholders' equity	$161,869			$152,672
Net interest income		$4,938			$4,145

Average interest rate spread (1)			2.80%			2.39%
Net interest margin (3)			3.12%			2.77%
Net interest-earning assets (4)	$23,621			$21,563
Ratio of average interest-earning asset to average interest-bearing liabilities			117.56%			116.84%

(1) Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Average interest rate spread including demand deposits represents the difference between the yield on average interest earning assets and total deposits.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Year Ended December 31,			Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)			(In thousands)
Interest earninig assets:
Loans Receivable	$(56)	$858	$802	$(546)	$1,162	$616
Due from banks and
other money market deposits	3	(3)	-	(194)	95	(99)
Certificates of Deposit	(3)	(16)	(19)	(41)	(100)	(141)
FRB and FHLB stock	1	4	5	7	4	11
Investment Securities	(246)	(216)	(462)	(81)	573	492

Total interest-earning assets	(301)	627	326	(855)	1,734	879

Interest-bearing liabilities
NOW accounts	15	13	28	(33)	24	(9)
Money market accounts	(197)	26	(171)	(313)	120	(193)
Regular savings accounts	(36)	(8)	(44)	(122)	(47)	(169)
Certificates of deposit	(428)	81	(347)	(470)	810	340

Total interest-bearing deposits	(646)	112	(534)	(938)	907	(31)

Borrowings	43	24	67	29	88	117

Total interest-bearing liabilities	(603)	136	(467)	(909)	995	86

Net change in interest income	$302	$491	$793	$54	$739	$793

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets.  Total assets at December 31, 2010 increased $3.9 million, or 2.5%, to $161 million from $157 million at December 31, 2009.  The increase in assets was primarily attributable to a $15.5 million increase in total loans receivable, net, partially offset by decreases in securities available for sale of $8.6 million, cash and cash equivalents of $1.7 million and certificates of deposits at other institutions of $1.6 million. This increase in assets was primarily funded by an increase in non-interest bearing deposits of $3.9 million, or 27.8%, partially offset by a decrease in interest-bearing deposits of $1.0 million, or 0.8%. We believe that growing our earnings base in a conservative manner is a key factor in improving our results of operations.  Over the past year, the US Treasury yield curve remained upward sloping providing us with the opportunity to manage and improve our net interest margin.

Net loans.   Net loans increased $15.5 million, or 14.7%, to $121.2 million at December 31, 2010 from $105.7 million at December 31, 2009.  The increase in net loans was primarily attributable to the $15.3 million, or 76.1% increase in commercial and lines of credit, which increased from $20.1 million at December 31, 2009 to $35.4 million at December 31, 2010. This increase was due to originations of $9.7 million in NYC taxi medallion loans and the purchase of $5.1 million in USDA guaranteed loans in the secondary market. The $15.5 million net increase included $1.2 million in residential mortgage loans and $983 thousand in home equity and consumer loans.  In 2010 the above increases were partially offset by a decrease in commercial real estate loans of $1.5 million or 3.0% from $51.2 million to $48.7 million. At December 31, 2010 there were nine nonaccrual loans at a total value of $2.5 million as compared to $3.1 million at December 31, 2009.

Total securities.  Total securities at December 31, 2010 decreased $8.6 million, or 30.0%, to $20.1 million from $28.8 million at December 31, 2009.  The decrease in securities was primarily due to the sale of select mortgage backed securities to realize available gains. This was a portfolio management strategy given significant prepayment speeds in the portfolio and the potential for gains to erode due to large principal paydowns.

Deposits.  Interest bearing deposits decreased $1.0 million to $120.3 million at December 31, 2010 from $121.3 million at December 31, 2009.  The net decrease over the year consisted of a $554 thousand decrease in certificates of deposit, and a $2.9 million decrease in Money Market accounts, partially offset by a $2.0 million increase in NOW accounts. During 2010 non-interest bearing accounts increased $3.9 million, or 27.8% from $14.0 million to $17.9 million.  The increases in our various deposit categories reflect our ability to attract and service new deposit relationships in order to support the increases in total assets.  This movement within the deposit portfolio is a result of managements continued focus on attracting core transaction accounts and general market conditions.

Borrowings.  Borrowings remained relatively unchanged at $10.4 million from year ended December 2010, increasing only $241 thousand

Stockholders’ equity. Stockholders’ equity increased by $1.3 million to $10.8 million at December 31, 2010 from $9.5 million at December 31, 2009.  The increase was primarily attributable to an increase of $780 thousand resulting from a private placement offering, $488 thousand in net income for the year, as well as an increase in the unrealized gain on the investment portfolio of $16 thousand, net of tax. The increase in capital is related to the issuance of 198,000 shares during 2010 at a price of $4.00 per share in a private placement.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

General.  For the year ended December 31, 2010, the Company recognized net income of $488 thousand, or $0.23 per share, as compared to a net loss of $1.2 million or ($0.64) per share, for the year ended December 31, 2009.

Interest Income.  Interest income for the year ended December 31, 2010 totaled $7.8 million, an increase of $326 thousand from $7.5 million for the year ended December 31, 2009.  The increase in interest income resulted from an increase in average interest-earning assets to $158.1 million for the year ended December 31, 2010 from $149.6 million for the year ended December 31, 2009, offset by a decrease in the average annual yield on interest earning assets from 5.02% to 4.95% year over year.   For 2010, average loan balances increased from $100.9 million to $116.1 million over the prior year, while their average annual yield decreased from 5.73% to 5.67%. Also contributing was a decrease in yield realized on the investment portfolio. For the year ended December 31, 2010, the average balance of the investment securities portfolio decreased by $4.9 million, from $32.8 million to $27.9 million, while the average balances of its fed funds sold decreased approximately $1.1 million, from $11.7 million to $10.6 million, as compared to the year ended December 31, 2009.  The average annual yield earned by the investment securities portfolio decreased by 82 basis points to 3.94% for 2010 as compared to 4.76% for the year ended December 31, 2009.

Interest Expense.  Total interest expense for the year ended December 31, 2010 decreased by $467 thousand when compared to the year ended December 31, 2009.  The decrease primarily resulted from a decrease in the average annual cost of interest bearing liabilities from 2.63% for the year ended December 31, 2009 to 2.15% for the year ended December 31, 2010 which is due to the prevailing low interest rate environment. Average balances of total interest-bearing liabilities increased to $134.5 million for the year ended December 31, 2010 as compared to $128.1 million for 2009.  This increase primarily resulted from an increase in total interest bearing deposits of $5.8 million and an increase in average borrowings of approximately $634 thousand year over year. The average annual cost of interest bearing deposits was 1.99% for the year ended December 31, 2010, as compared to 2.54% for 2009. The average annual cost of borrowings was 4.03% for the year ended December 31, 2010, as compared to 3.61% for 2009.  This increase in borrowed funds was used primarily to draw on a capital line of credit at the Company.

Average money market account balances increased $1.6 million, from $34.8 million for the year ended December 31, 2009 to $36.4 million for the year ended December 31, 2010.  The average annual costs for money market accounts decreased 55 basis points, from 1.65% for the year ended December 31, 2009 to 1.10% for the year ended December 31, 2010.  The average balances of the Bank’s certificates of deposit portfolio increased to $70.6 million at an average annual cost of 2.71% for the year ended December 31, 2010, from $68.1 million at an average annual cost of 3.32% for the prior year.  For the year ended December 31, 2010, average regular savings account balances decreased $609 thousand to $10.3 million from $10.9 million for the year ended December 31, 2009, while the average costs decreased 35 basis points to 1.03% from 1.38% from the prior year.

Net Interest Income.  Net interest income was approximately $4.9 million for the year ended December 31, 2010 as compared to $4.1 million for the year ended December 31, 2009.  The average interest rate spread increased to 2.80% for 2010 as compared to 2.39% in 2009, while the net interest margin also increased to 3.12% from 2.77% year over year resulting from a lower cost of deposits, partially offset by a lower yield on interest earning assets.

Provision for Loan Losses.  The provision for loan losses for the year ended December 31, 2010 decreased approximately $561 thousand to $614 thousand from $1.2 million for the year ended December 31, 2009.  Management’s objective is to maintain an allowance for losses that is sufficient to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, current market conditions and credit granting activities. Because most of the portfolio growth has come from the origination of conservatively underwritten taxi medallion loans and USDA guaranteed commercial loans, there was not a need to provide for these loan originations in the same amount as other products such as commercial loans and commercial real estate.

Non-Interest Income.  Non-interest income for the year ended December 31, 2010 totaled $1.4 million which represented a decrease of $104 thousand from the $1.5 million for the year ended December 31, 2009.  Most of the change resulted from a decrease in other income due to $164 thousand recovery on an uninsured certificate of deposit with Silver State Bank in November 2009 compared to no monies recovered in 2010. Also contributing were a decline in gains on sale of real estate mortgage loans from $236 thousand for the year ended 2009 to $194 thousand in 2010.  These decreases were partially offset by increases in service charges & fees of $96 thousand.

Non-Interest Expense.  Non-interest expense for the year ended December 31, 2010 decreased $340 thousand to $5.3 million from $5.7 million for the year ended December 31, 2009.  Occupancy and equipment decreased $17 thousand or 2.2% while other non-interest expense decreased $68 thousand or 4.6% respectively.  In addition to the decreases mentioned above, non-interest expense decreased $470 thousand due a smaller write down of $30 thousand on real estate owned as compared to $500 thousand on an impairment of foreclosed land in 2009.  These decreases were partially offset by an increase in compensation and benefits of $132 thousand, or 5.7%.  Also increasing were data processing service fees by $62 thousand and our FDIC assessment by $21 thousand.

Income Taxes.   The Bank recorded a net tax benefit of $130 thousand in fiscal 2010 and did not record a tax provision or benefit in fiscal 2009. The tax benefit recorded in 2010 results from a partial recognition of a deferred tax asset related to net operating loss carryforward partially offset by the Company having generated taxable income in fiscal 2010 and being subject to Federal and New York City income tax as well as New York State alternative minimum tax on assets.

At December 31, 2010, the Company assessed its earnings trend, its estimate of future earnings, and the expiration dates of its net operating loss carryforwards. Based on this assessment, the Company determined that it was more likely than not that a portion of its deferred tax assets will be realized before their expiration.

Liquidity and Capital Resources

Our primary sources of funds are deposits, wholesale funding from the Federal Home Loan Bank of New York or other bank borrowings, capital, proceeds from the sale of loans, and principal and interest payments on loans and securities.  While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable due to the effects of changes in interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  Investing activities are funded primarily by net deposit inflows, sales of loans, principal repayments on loans and securities, and borrowed funds.  For the years ended December 31, 2010 and 2009, we originated loans of approximately $57.6 million and $61.8 million, respectively, including real estate mortgage loans held for sale.  At December 31, 2010 and 2009, we had outstanding loan origination commitments of $7.8 million and $3.0 million, respectively. At December 31, 2010 there were $400 thousand in one-to-four family real estate mortgage loans held for sale. There were no one-to-four family real estate mortgage loans held for sale at December 31, 2009.  In addition, there were $11.7 million in undisbursed lines of credit and construction loans in process (combined) at December 31, 2010, versus $14.3 million at December 31, 2009.  The Company anticipates that it will have combined sufficient funds available to meet its current loan originations and other commitments.

At December 31, 2010 and 2009 total deposits were approximately $138.2 million and $135.4 million, respectively, of which approximately $68.9 million and $69.5 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from December 31, 2010 totaled $41.6 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

During 2008, the Company obtained a credit facility with Atlantic Central Bankers Bank for $3.2 million.  Incremental proceeds drawn from the credit facility are for the purpose of providing funds as needed to the Bank to maintain strong capital ratios and enable it to grow at a managed pace and potentially add new branch locations.  As of December 31, 2010, the balance of the facility was $2.8 million, leaving $359 thousand available to support our cash needs at the Company level.

In general the Bank monitors and manages its liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  As a member of the Federal Home Loan Bank of New York, the Bank has the availability of credit secured by qualifying collateral.  At December 31, 2010 the Bank had $17.4 million of such unencumbered collateral available.  Additionally, the Bank has unused credit lines of $5.0 million if the need arises with its correspondent bank, Atlantic Central Bankers Bank, which is separate from the Company’s credit facility mentioned above.

Applicable regulations require banks to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.  Under prompt corrective action regulations, our regulator is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  As of December 31, 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors.

Management believes that as of December 31, 2010 and 2009, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2010 and December 31, 2009.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010	(Dollars in thousands)
Tier I (core) capital	$12,757	8.0%	$4,794	3.0%	$7,991	5.0%
Risk-based capital:
Tier I	12,757	11.8%	6,392	4.0	9,589	6.0
Total	14,123	13.0%	8,689	8.0	10,861	10.0

December 31, 2009
Tier I (core) capital	$10,255	6.5%	$4,708	3.0%	$7,847	5.0%
Risk-based capital:
Tier I	10,255	10.1%	N/A	N/A	9,417	6.0
Total	11,535	11.3%	8,180	8.0	10,225	10.0

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Nearly all of our assets and liabilities are financial in nature.  As a result, our net income is directly affected by changes in interest rates.  We generally do not seek to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities as part of our interest rate risk management program.  However, management believes that by maintaining a significant portion of our assets in short-term investments, adjustable rate mortgage-backed securities and adjustable rate loans, we will be able to reprice a portion of our assets as rates change.  The Company has increased its total assets during 2010 by $3.9 million primarily in longer-term loans. The Company has also increased its  level of non-interest bearing deposits by $3.9 million in an effort to manage the vulnerability of its operating results to change in interest rates.  Nevertheless, as a result of holding medium and long-term fixed-rate loans and securities in its portfolio, the Company is vulnerable to an increase in its cost of funds used to hold such assets.

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

At December 31, 2010, given a +2.00% shock in interest rates, the model results in a decline in the Company’s net interest income for the next twelve months of approximately $78 thousand or 1.52% less than net interest income in a flat rate scenario.  The Company did not run a down rate shock at December 31, 2010 as the federal funds rate was at 0-0.25%.

The Company measures its economic value of equity at risk on a quarterly basis using the computer model referred to above.  Economic value of equity at risk measures the Company’s exposure to equity due to changes in a forecast interest rate environment.  At December 31, 2010, given a +2.00% shock in interest rates, the model results in the Company’s economic value of equity at risk declining by $3.2 million or -20.5% lower than in a flat rate scenario.

In its modeling, the Company makes significant assumptions about the lag in the rate of change in various asset and liability categories.  The Company bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in the economic portfolio value of equity and net interest income require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  In this regard, the economic value of equity and net interest income presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries.  Finally, the above simulations do not take into account the changes in the credit risk of our assets which can occur in connection with change in interest rates.

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

/s/ Thomas Sperzel
Thomas Sperzel,
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ES Bancshares, Inc.
Newburgh, New York

We have audited the accompanying consolidated statements of financial condition of ES Bancshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ES Bancshares, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

New York, New York
March 30, 2011

ES BANCSHARES, INC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In thousands)

	December 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents:
Cash and due from banks	$13,027	$9,785
Federal funds sold and other money market investments	12	5,000
Total cash and cash equivalents	13,039	14,785
Certificates of deposit at other financial institutions	2,110	3,685

Securities available for sale, at fair value	20,120	28,756

Real estate mortgage loans held for sale	400	-

Loans receivable	122,683	106,898
Deferred cost	542	585
Allowance for loan losses	(2,017)	(1,824)
Total loans receivable, net	121,208	105,659
Accrued interest receivable	608	627
Federal Reserve Bank stock	392	308
Federal Home Loan Bank stock	558	573
Goodwill	581	581
Premises and equipment, net	485	648
Prepaid FDIC Assessment	543	815
Real estate owned	325	149
Other assets	441	366
Total assets	$160,810	$156,952

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$17,896	$14,007
Interest bearing	120,321	121,345
Total deposits	138,217	135,352

Borrowed funds	10,364	10,123
Accrued interest payable	141	151
Other liabilities	1,310	1,845
Total liabilities	150,032	147,471

Commitments and contingencies (Note 9)

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
2,269,070 shares issued at December 31, 2010	22	20
2,071,070 shares issued at December 31, 2009
Additional paid-in-capital	19,761	18,970
Accumulated deficit	(9,228)	(9,716)
Accumulated other comprehensive income	223	207
Total stockholders' equity	10,778	9,481
Total liabilities and stockholders' equity	$160,810	$156,952

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Dollars in thousands, except per share data)

	For the Twelve Months
	Ended December 31,
	2010	2009

Interest and dividend income:
Loans	$6,586	$5,784
Securities	1,100	1,562
Certificates of deposit	61	80
Fed Funds and other earning assets	87	82
Total interest and dividend income	7,834	7,508

Interest expense:
Deposits	2,473	3,007
Borrowed funds	423	356
Total interest expense	2,896	3,363

Net interest income	4,938	4,145

Provision for loan losses	614	1,175
Net interest income after provision for loan losses	4,324	2,970

Non-interest income:
Service charges and fees	543	447
Net gain on sales of real estate mortgage	.	.
loans	194	236
Net gain on sale of securities available for sale	467	457
Other	149	317
Total non-interest income	1,353	1,457

Non-interest expense:
Compensation and benefits	2,460	2,328
Occupancy and equipment	747	764
Data processing service fees	366	304
FDIC assessment	294	273
Impairment of foreclosed asset	30	500
Other	1,422	1,490
Total non-interest expense	5,319	5,659

Net income (loss) before income taxes	358	(1,232)
Income tax benefit	(130)	-
Net income (loss)	$488	$(1,232)

Other comprehensive income:
Net unrealized gain on available-for-sale securities	16	422
Comprehensive income (loss)	$504	$(810)

Weighted average:
Common shares	2,079,207	1,933,367
Earnings (loss) per common share:
Basic	$0.23	$(0.64)
Diluted	$0.23	$(0.64)

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009
(Dollars in thousands, except share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2009	1,868,505	$19	$17,911	$(8,484)	$(215)	$9,231

Stock based compensation, net	-	-	11	-	-	11

Comprehensive loss:
Net loss for the period	-	-	-	(1,232)	-	(1,232)
Net unrealized gain on available-
for-sale securities	-	-	-	-	422	422
Total comprehensive loss						(810)

Net proceeds from issuance
of common stock	202,565	1	1,048	-	-	1,049

Balance at December 31, 2009	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Balance at January 1, 2010	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Stock based compensation, net	-	-	13	-	-	13

Comprehensive income:
Net income for the period	-	-	-	488	-	488
Net unrealized gain on available-
for-sale securities, net of tax	-	-	-	-	16	16
Total comprehensive income						504

Net proceeds from issuance	198,000	2	778	-	-	780
of common stock

Balance at December 31, 2010	2,269,070	$22	$19,761	$(9,228)	$223	$10,778

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(Dollars in thousands)

	2010	2009

Cash flows from operating activities:
Net income (loss) for period	$488	$(1,232)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	614	1,175
Depreciation expense	243	255
Amortization (accretion) of deferred fees, discounts and premiums, net	106	(20)
Mortgage loans originated for sale	(14,169)	(18,467)
Proceeds from sale of mortgage loans held for sale	13,963	18,703
Net gain on sales of mortgage loans	(194)	(236)
Stock compensation expense	13	11
Net gain on sales of investment securities	(467)	(457)
Loss on impairment of foreclosed asset	30	500
Changes in assets and liabilities:
Increase (decrease) in other assets	57	(919)
(Decrease) increase in accrued expenses and other liabilities	(545)	800
Net cash used in operating activities	139	113
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	1,575	7,348
Purchase of certificates of deposit at other financial institutions	-	(4,405)
Purchase of available-for-sale securities	(5,934)	(8,306)
Purchase of held-to-maturity securities	-	(16,044)
Proceeds from sales of available-for-sale securities	7,837	13,653
Proceeds from principal payments and maturities of securities	7,226	10,813
Net disbursements for loan originations	(11,087)	(12,334)
Purchases of loans	(5,239)	-
Redemption/ (purchase) of Federal Home Loan Bank stock	15	(45)
Purchase of Federal Reserve Bank stock	(84)	(9)
Leasehold improvements and acquisitions of capital assets, net of disposals	(80)	(146)
Net cash used in investing activities	(5,772)	(9,475)
Cash flows from financing activities:
Net increase in deposits	2,865	10,590
Proceeds of advances from line of credit & FHLB	1,226	1,000
Repayment of advances	(985)	(951)
Net proceeds from common stock issuance	780	1,049
Net cash provided by financing activities	3,887	11,688

Net decrease in cash and cash equivalents	(1,746)	2,326
Cash and cash equivalents at beginning of period	14,785	12,459

Cash and cash equivalents at end of period	$13,039	$14,785

Supplemental cash flow information
Interest paid	$2,906	$2,622
Income taxes paid	$20	$-
Transfer of loans to REO	$206	$649

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

In May 2006 the Bank reorganized into the Holding Company structure whereby every share, option, and warrant of the Bank’s stock was converted into a corresponding share, option, or warrant for ES Bancshares, Inc. (“the Company”).

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

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions excluding certificates of deposit, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions.

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether management intends to sell or it is more likely than not that management would be required to sell the securities prior to their anticipated recovery.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of December 31, 2010 and December 31, 2009. Management does not retain servicing with respect to these loans.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees and costs on originated loans and any unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct loan origination costs will be deferred and the net amount amortized as an adjustment of the related loan’s yield using methods that approximate the interest method over the contractual life of the loan. Loan interest income is accrued daily on outstanding balances. A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loans’ existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.  The accrual of income on all classes of loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent as to principal and interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on all classes of nonaccrual loans, including impaired loans, will be recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectable. Loans are returned to an accrual status when a loan is brought current as to principal and interest and when reasons for doubtful collection no longer exist.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions for loan losses charged to income.  For all portfolio segments, losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible.  Subsequent recoveries of loans previously charged off are credited to the allowance for loan losses when realized.

The allowance for loan losses is a significant estimate based upon management’s periodic evaluation of each segment of the loan portfolio under current economic conditions, considering factors such as the Company’s past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, and the estimated value of the underlying collateral.  Establishing the allowance for loan losses involves significant management judgment, utilizing the best available information at the time of review.  Those judgments are subject to further review by various sources, including the Bank’s regulators, who may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  While management estimates loan losses using the best available information, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based for all portfolio segments on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the preceding twelve months.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2007.

Federal Reserve Bank

As a member of the Federal Reserve Bank (“FRB”) system, the Bank is required to maintain a minimum investment in FRB stock.  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $392 thousand and $308 thousand invested in FRB stock at December 31, 2010 and December 31, 2009, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Home Loan Bank of New York

The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”).  As a member the Bank was required to maintain FHLB capital stock, in the amount of $558 thousand and $573 thousand at December 31, 2010 and 2009, respectively.  The amount is carried at cost because it is a restricted security.  The FHLB may declare dividends on this stock at its discretion.

Comprehensive Income

Comprehensive income or loss represents the sum of the net income and items of “other comprehensive income” that are reported directly in stockholders’ equity, such as the change during the period in the net unrealized gain or loss on securities available for sale.

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 10.  For accounting purposes, the Bank recognizes expense for shares of common stock awarded under the Bank’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.  Total expense incurred during the years ending December 31, 2010 and 2009 relating to the options was $13 thousand and $11 thousand, respectively.

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

	Twelve Months Ended
	December 31,
	2010	2009
(in thousands, except per share data)
Net income (loss) attributable to Common Shareholders	$488	$(1,232)
Average number of Common Shares Outstanding-basic	2,079,207	1,933,367

Average number of common shares outstanding-diluted	2,079,207	1,933,367
Income (loss) per common share attributable
to common shareholders:
Basic	$0.23	$(0.64)
Diluted	0.23	(0.64)

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

Certificates of Deposit at Other Financial Institutions

Certificates of deposits at other financial institutions are carried at cost.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Real Estate Owned

Real estate acquired through or instead of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no affect on prior year net income or stockholders’ equity.

Adoption of New Accounting Standards

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

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses.  The disclosure requirements as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The disclosures related to ASU 2010-20 have been incorporated in these financial statements as of December 31, 2010.

NOTE 2 – INVESTMENT SECURITIES

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at December 31, 2010 and December 31, 2009.

	December 31, 2010
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$17,838	$290	$--	$18,128
U.S. Government Agencies	600	14	--	614
Trust Preferred Securities	1,300	78	--	1,378
Total	$19,738	$382	$--	$20,120

	December 31, 2009
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$25,650	$398	$(202)	$25,846
U.S. Government Agencies	1,600	26	--	1,626
Trust Preferred Securities	1,300	4	(20)	1,284
Total	$28,550	$428	$(222)	$28,756

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at December 31, 2010, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	December 31, 2010
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$17,838	$18,128
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	600	614
One year to less than three years	--	--
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	1,300	1,378
Total	$19,738	$20,120

The following tables summarize, for all securities in an unrealized loss position at December 31, 2009, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position. There were no securities in an unrealized loss position at December 31, 2010.

		December 31, 2009

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Mortgage-backed securities	$5,294	$30	$6,044	$172	$11,338	$202
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	347	3	433	17	780	20
Total temporarily impaired	$5,641	$33	$6,477	$189	$12,118	$222

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether management intends to sell or it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Sales of available for sale securities were as follows (in thousands):

	2010	2009
		(In thousands)

Proceeds	$7,837	$13,653
Gross gains	467	457
Gross losses	-	-

Securities pledged at year-end 2010 had an approximate carrying amount of $12.9 million and were pledged to secure borrowing facilities as well as certain municipal deposits. Pledged securities at December 31, 2009 had an approximate carrying amount of $17.2 million.

NOTE 3 – LOANS

The following is a summary of loans receivable at December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
	(In thousands)
Real estate loans:
One-to four family	$28,037	$26,831
Commercial
Owner Occupied	20,039	22,494
Non Owner Occupied	15,552	16,767
Multi-family	11,634	9,416
Construction or development	2,566	2,798
Home equity
Open Ended/Revolving	7,468	6,253
Closed Ended	1,620	1,711
Total real estate loans	86,916	86,270

Other loans:
Commercial business
Taxi Medallion	9,679	969
USDA Guaranteed	5,110	-
Commercial Lines of Credit and Term Loans	20,571	19,111
Consumer	407	548
Total other loans	35,767	20,628

Total loans	122,683	106,898

Deferred loan costs net	542	585
Allowance for loan losses	(2,017)	(1,824)

Total loans receivable, net	$121,208	$105,659

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010.

	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	-	-	-	-	3	42	-	-	45
Collectively evaluated for impairment	115	591	237	36	140	591	5	257	1,972

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$115	$591	$237	$36	$143	$633	$5	$257	$2,017

Loans:
Loans individually evaluated for impairment	-	1,826	1,068	775	55	732	-	-	4,456

Loans collectively evaluated for impairment	28,037	33,765	10,566	1,791	9,033	34,628	407	-	118,227

Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,037	$35,591	$11,634	$2,566	$9,088	$35,360	$407	$-	122,683

Individually impaired loans were as follows:

	2010	2009
	(In thousands)

Year-end loans with no allocated allowance for loan losses	$4,263	$3,065
Year-end loans with allocated allowance for loan losses	193	1,534

Total	$4,456	$4,599

Amount of the allowance for loan losses allocated	$45	$71

	2010	2009	2008
Average of individually impaired loans during year	$4,799	3,507	$187
Interest income recognized during impairment	2	2	-
Cash-basis interest income recognized	-	-	-

Included in impaired loans above is $1.9 million in loans whose terms have been modified in troubled debt restructurings as of December 31, 2010. These loans are all performing according to their modified terms at December 31, 2010. As of December 31, 2010, the company has not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,826	1,826	-
Multi-family	1,068	1,068	-
Construction or development	816	775	-
Home equity
Open Ended/Revolving	-	-	-
Closed Ended	-	-	-
Total real estate loans	3,710	3,669	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	668	594	-
Consumer	-	-	-
Total other loans	668	594	-

Total loans	$4,378	$4,263	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	-	-	-
Multi-family	-	-	-
Construction or development	-	-	-
Home equity
Open Ended/Revolving	75	55	3
Closed Ended	-	-	-
Total real estate loans	75	55	3
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	138	138	42
Consumer	-	-	-
Total other loans	138	138	42

Total loans	$213	$193	$45

	2010	2009
	(In thousands)
Nonaccrual loans and loans past due 90 days still on accrual were as follows:
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans	2,509	3,065

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$584	$-	$-	$-	$584	$27,453	$28,037
Commercial
Owner Occupied	817	-	-	-	817	19,222	20,039
Non Owner Occupied	-	-	-	1,174	1,174	14,378	15,552
Multi-family	-	-	-	-	-	11,634	11,634
Construction or development	-	-	-	775	775	1,791	2,566
Home equity
Open Ended/Revolving	-	-	-	55	55	7,413	7,468
Closed Ended	278	-	-	-	278	1,342	1,620
Total real estate loans	1,679	-	-	2,004	3,683	83,233	86,916
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	9,679	9,679
USDA Guaranteed	-	-	-	-	-	5,110	5,110
All Other	276	-	-	505	781	19,790	20,571
Consumer	-	-	-	-	-	407	407
Total other loans	276	-	-	505	781	34,986	35,767

Total loans	$1,955	$-	$-	$2,509	$4,464	$118,219	$122,683

At year-end 2010, the Company had $5.8 million in interest only loans, excluding lines of credit and construction loans, and no loans with potential for negative amortization.

The Bank has extended credit to various directors, senior officers and their affiliates.  Loans to related parties during 2010 were as follows:

(In thousands)
Beginning balance at December 31, 2009	$3,560
New loans	1,032
Repayment	(564)
Ending balance at December 31, 2010	$4,028

The balance at December 31, 2010 includes unused commitments totaling $758 thousand.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all loans, regardless of the outstanding balance, and non-homogenous loans, such as commercial and commercial real estate loans.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves managements close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institutions credit positions at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either consumer loans or are included in groups of homogeneous loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Not Classified	Special Mention	Sub-standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$27,572	$-	$465	$-	$-	$28,037
Commercial
Owner Occupied	15,039	3,661	1,339	-	-	20,039
Non Owner Occupied	13,726	652	1,174	-	-	15,552
Multi-family	10,566	-	1,068	-	-	11,634
Construction or development	1,791	-	775	-	-	2,566
Home equity
Open Ended/Revolving	6,862	551	55	-	-	7,468
Closed Ended	1,463	-	157	-	-	1,620
Total real estate loans	77,019	4,864	5,033	-	-	86,916
Other loans:
Commercial business
Taxi Medallion	9,679	-	-	-	-	9,679
USDA Guaranteed	5,110	-	-	-	-	5,110
All Other	18,969	382	1,220	-	-	20,571
Consumer	407	-	-	-	-	407
Total other loans	34,165	382	1,220	-	-	35,767

Total loans	$111,184	$5,246	$6,253	$-	$-	$122,683

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$1,824	$862
Provision for losses	614	1,175
Charge-offs	(423)	(215)
Recoveries	2	2
Balance at end of year	$2,017	$1,824

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
	(In thousands)

Furniture, fixtures, and equipment	$951	$971
Leasehold Improvements	884	885
	1,835	1,856
Less: accumulated depreciation and amortization	(1,350)	(1,208)
Total premises and equipment, net	$485	$648

Depreciation expense was $243 thousand and $255 thousand for 2010 and 2009, respectively.

NOTE 6 – DEPOSITS

The following is a summary of deposit balances at December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
	(in thousands)
Demand deposit accounts	$17,896	$14,007
NOW accounts	7,287	5,292
Money market accounts	34,682	37,578
Regular savings accounts	9,426	8,995
Certificates of Deposit	68,926	69,480
Total	$138,217	$135,352

The following summarizes certificates of deposit by remaining term to contractual maturity at December 31, 2010.

Account
Balances
(In thousands)

Under one year	$41,555
One year to under two years	17,998
Two years to under three years	4,439
Three years to under four years	1,775
Four years to under five years	3,160
Total certificates of deposit	$68,926

Certificates of deposit of $100,000 or more totaled $34.6 million and $34.2 million at December 31, 2010 and December 31, 2009, respectively.  Deposits from directors, senior officers and their affiliates were approximately $4.2 million and $3.7 million at December 31, 2010 and December 31, 2009, respectively.

NOTE 7 – BORROWINGS

The Company had $10.4 million and $10.1 million in outstanding borrowings as of December 31, 2010 and 2009.  Of these amounts, the Company had $2.8 million and $1.6 million in an outstanding line of credit as of December 31, 2010 and 2009.  The remaining outstanding borrowings were Federal Home Loan Bank advances.

Advances from the Federal Home Loan Bank were as follows (in thousands):

	2010	2009
Fixed rates with an average rate of 3.09%	$7,523	$8,508

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were fully collateralized by investment securities.  The Company has also made its residential mortgage portfolio available to be pledged if needed to access borrowings at the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $28.8 million at year-end 2010 including approximately $7.5 million in term advances outstanding at December 31, 2010.

Payment Information:  Required payments over the next five years are as follows (in thousands):

2011	$1,025
2012	1,060
2013	5,438
2014	0
2015	0

Lines of Credit

The Company has a line of credit with a correspondent bank for an amount of up to $3,200,000.  This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years.  As of December 31, 2010, the outstanding balance is $2.8 million.  The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments. Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Company also has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during 2010 or 2009.

NOTE 7 – INCOME TAXES

The following summarizes components of income tax expense for the years ended December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal expense (benefit)	$21	$-	$-
State and local expense (benefit)	33	-	-
Total	54	-	-

Deferred:
Federal expense (benefit)	$94	(130)	(585)
State and local expense (benefit)	11	(121)	(168)
Total	105	(251)	(753)

Valuation allowance	(289)	251	753
Tax Expense	(130)	-	-

The following is a reconciliation of the Company’s statutory federal income tax rate to its effective tax rate at December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009	2008
	(in thousands)

Federal expense (benefit) at statutory rate	$121	$(419)	$(657)
State and local income taxes, net of
federal income tax benefit	39	(80)	(106)
Expiration of charitable contribution
carryforward	2	85	-
Other	(3)	163	10
Tax benefit before valuation allowance	159	(251)	(753)

Valuation Allowance	(289)	251	753
Income tax benefit	(130)	-	-

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
	(in thousands)

Deferred Tax Assets:
Net operating loss carryforwards	$2,013	$2,435
Stock Option Compensation	29	29
Charitable contribution carryforward	12	11
Depreciation	99	72
Loss on investment CD	306	303
Reserve for loan losses	839	751
Non-Accrual loan interest	199	64
Other deferred tax assets	55	22
	3,552	3,687
Less: Valuation allowance	(2,966)	(3,251)
Net deferred tax assets	586	436

Deferred tax liabilities:
Accrual to cash adjustment	72	107
Intangible asset amortization	105	88
Deferred loan fees	224	241
Unrealized Gain/(loss) on AFS securities	159	-
Deferred tax liabilities	560	436

Net deferred tax asset (liability)	26	-

The Company has the following net operating loss carry forwards available to reduce future taxable income.

	FEDERAL	NEW YORK STATE	NEW YORK CITY	YEAR(S) of Expiration
2004	372	378		2024
2005	1,680	1,675		2025
2006	1,173	1,211		2026
2007	704	751		2027
2008	894	800		2028
2009	258	217		2029
	5,081	5,032

Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it more likely than not that some portion of the deferred tax asset will not be realized.  At December 31, 2010, the Company assessed its earnings history and trend over the past two years, its estimate of future earnings, and the expiration dates of its net operating loss carryforwards. Based on this assessment, the Company determined that it was more likely than not that a portion of its deferred tax assets will be realized before their expiration.

There were no significant unrecognized tax benefits at December 31, 2010, and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months.

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

Operating Lease Commitments

The Bank is obligated under non-cancelable operating leases for its main office location in Newburgh, New York and its branch office locations in New Paltz, New York and Staten Island, New York.  The leases are for initial terms of 10 years, 15 years, and 10 years, respectively and have various renewal options.  Rent expense under operating leases was $342,000 and $337,000 for the years ended December 31, 2010 and 2009, respectively.  The combined future minimum rent commitments under the non-cancelable operating leases, excluding taxes and insurance, before considering renewal options that generally are present, are as follows:

(In thousands)
2011	276
2012	262
2013	183
2014	187
2015	191
Thereafter	640
Total	$1,739

Off-Balance Sheet Financial Instruments

Loan origination commitments and lines of credit are contractual agreements to lend to customers within specified time periods at interest rates and on other terms specified in the agreements.  These financial instruments involve elements of credit risk and interest rate risk in addition to the amounts for funded loans recognized in the balance sheet.  The contractual amounts of commitments and lines of credit represent the Bank’s maximum potential exposure to credit loss (assuming that the agreements are fully funded and any collateral proves to be worthless), but do not represent future cash requirements since certain agreements may expire without being fully funded.  Loan commitments generally have fixed expiration dates (ranging up to three months) or other termination clauses and may require the payment of a fee by the customer.  Commitments and lines of credit are subject to the same credit approval process applied in the Bank’s general lending activities, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements. Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at December 31, 2010 consisted of adjustable and fixed rate, with interest rates ranging from 3.500% to 7.000% and terms generally not exceeding 90 days.

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2010		2009
	(In thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$4,256	$3,519	$2,518	$470
Unused lines of credit	-	11,393	354	12,032
Standby letters of credit	339	-	364	-

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

During 2008, there were 147,068 warrants exercised at $6.75. As of November 1, 2008, all common stock warrants expired. As of December 31, 2008 there were 92,952 organizer warrants still outstanding. At December 31, 2010, all organizer warrants had expired.

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

A summary of options outstanding under the Bank’s Stock Option Plan as of December 31, 2010, and changes during the year then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value

Outstanding at January 1, 2010	152,250	$10.42
Granted	16,000	6.00
Exercised	-	-
Forfeited or expired	(5,000)	10.50
Outstanding at December 30, 2010	163,250	$9.98	4.7	$-

Options exercisable at December 30, 2010	143,250	$10.35	4.2	$-

Vested and expected to vest	163,250	10	4.7	-

As of December 31, 2010, there was $24 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 51 months.

At December 31, 2010, there were 16,750 shares available for future grant under the Stock Option Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions utilized for all grants during the year ended December 31, 2010 are as follows:

December 31, 2010

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

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$18,128		$18,128
U.S. government agencies	614		614
Other securities	1,378	1,378	-
Total available- for-sale	$20,120		$20,120

		Fair Value Measurements at
		December 31, 2009 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$25,846		$25,846
U.S. government agencies	1,626		1,626
Other securities	1,284		1,284
Total available- for-sale	$28,756		$28,756

The fair value for 4 single issuer trust preferred securities with a fair value of $1.4 million as of December 31, 2010 were transferred out of Level 2 and into Level 1 due to an increase in the market activity for this security.  The Company’s policy is to recognize transfers as of the end of the reporting period.  As a result, the fair value of the trust preferred securities were transferred on December 31, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		(in thousands)
		at December 31, 2010 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$148	$-	$-	$148
REO Property	325	-	-	325

		Fair Value Measurements
		(in thousands)
		at December 31, 2009 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
REO Property	$149	$-	$-	$149

Impaired loans: Impaired loans with specific allocations, measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value of $193 thousand, with a valuation allowance of $45 thousand at December 31, 2010. This specific allowance was allocated during the current year. General reserves in this amount were reclassified to specific reserves during the year ended December 31, 2010, an amount equal to any collateral shortfall on impaired loans. There were no impaired loans measured at fair value at December 31, 2009.

Real Estate Owned:  Real estate owned had a net carrying amount of $325 thousand, which is made up of two properties with a total outstanding balance of $855 thousand, net of direct write-downs of $530 thousand, at December 31, 2010.

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets
Cash and due from banks	$13,027	$13,027	$9,785	$9,785
Federal Funds Sold and money market investments	12	12	5,000	5,000
Certificate of deposit placements	2,110	2,110	3,685	3,685
Securities available for sale	20,120	20,120	28,756	28,756
Loans held for sale	400	404	-	-
Loans, net	121,208	124,469	105,659	106,337
Federal Home Loan Bank stock	558	N/A	573	N/A
Federal Reserve Bank stock	392	N/A	308	N/A
Accrued interest receivable	608	608	627	627

Financial Liabilities
Deposits	138,217	139,764	135,352	136,610
Federal Home Loan Bank advances	7,523	7,684	8,508	8,605
Other borrowings	2,841	2,902	1,615	1,633
Accrued interest payable	141	141	151	151

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For loans held for sale, fair value is based on outstanding commitments from third party investors. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life adjusted for the allowance for loan loss.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not considered material.

NOTE 12- REGULATORY CAPITAL REQUIREMENTS

Federal Reserve Board regulations requires that state-chartered, FRB-member banks, such as Empire State Bank, maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.

Under its prompt corrective action regulations, the FRB is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  At year-end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the FRB about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2010 and December 31, 2009, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the regulatory requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2010 and December 31, 2009.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010	(Dollars in thousands)
Tier I (core) capital	$12,757	8.0%	$4,794	3.0%	$7,991	5.0%
Risk-based capital:
Tier I	12,757	11.8%	6,392	4.0	9,589	6.0
Total	14,123	13.0%	8,689	8.0	10,861	10.0

December 31, 2009
Tier I (core) capital	$10,255	6.5%	$4,708	3.0%	$7,847	5.0%
Risk-based capital:
Tier I	10,255	10.1%	N/A	N/A	9,417	6.0
Total	11,535	11.3%	8,180	8.0	10,225	10.0

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

NOTE 13 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of ES Bancshares, Inc. follows:

CONDENSED BALANCE SHEETS
(Dollars in thousands)

	December 31,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$32	$58
Investment in banking subsidiary	13,596	11,042
Other assets	11	5
Total assets	$13,639	$11,105

LIABILITIES AND EQUITY

Debt	$2,841	$1,615
Other liabilities	20	9
Shareholders' equity	10,778	9,481

Total liabilities and stockholders' equity	$13,639	$11,105

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended December 31,
(Dollars in thousands)

	2010	2009

Interest income	$-	$-

Total income	-	-

Interest expense	170	70
Other expense	34	30
Total expense	204	100

Income (loss) before income tax		`
and undistributed subsidiary income	(204)	(100)

Income tax expense (benefit)	-	-
Equity in undistributed subsidiary income	692	(1,132)

Net income	$488	$(1,232)

Comprehensive income (loss)	$504	$(810)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollars in thousands)

	2010	2009
Cash Flows from operating activities:
Net income	$488	$(1,232)
Adjustments:
Equity in undistributed subsidiary income	(692)	1,132
Changes in other assets	(6)	8
Changes in other liabilities	9	(9)
Net cash from operating activities	(201)	(101)

Cash flows from investing activities:
Investments in subsidiary	(1,833)	(1,937)
Other	-	-
Net cash from investing activities	(1,833)	(1,937)

Cash flows from financing activities:
Proceeds of borrowings	1,226	1,000
Repayments of borrowings	-	-
Proceeds from stock issuance	782	1,049
Purchase of common stock	-	-
Dividends paid	-	-
Net cash from financing activities	2,008	2,049

Net change in cash and cash equivalents	(26)	11

Beginning cash and cash equivalents	58	47

Ending cash and cash equivalents	$32	$58

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

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

(a) Evaluation of Disclosure Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting.  The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of December 31, 2010 and found them to be adequate.

(b) Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is on page 52 of the Form 10-K.  This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Information concerning directors and executive officers of the Registrant is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011.

Set forth below is information, as of December 31, 2010 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (1), Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrant and Rights (2)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (3)

Equity compensation plans approved by stockholders	163,250	$9.98	16,750
Equity compensation plans not approved by stockholders	–	–	–
Total	163,250	$9.98	16,750

(1)	Consists of options to purchase 163,250 shares of common stock under the Empire State Bank 2004 Stock Option Agreement.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Empire State Bank 2004 Stock Option Agreement.
(3)	Consists of stock options for 16,750 shares of common stock available to be granted from the Empire State Bank 2004 Stock Option Agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3(1)	Articles of Incorporation	*

3(2)	Amended and Restated Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement between ES Bancshares, Inc. and Anthony P. Costa, dated December 29, 2008	***

10.2	Employment Agreement between Empire State Bank, N.A. and Anthony P. Costa, dated December 29, 2008	***

10.3	Employment Agreement between ES Bancshares, Inc. and Philip Guarnieri, dated December 29, 2008	***

10.4	Employment Agreement between Empire State Bank, N.A. and Philip Guarnieri, dated December 29, 2008	***

10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***
10.6	Employment Agreement between Empire State Bank, N.A. and Arthur W. Budich, dated December 29, 2008	***
10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***
10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***
10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**
10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***
10.10	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Employee	****
10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**
10.11	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Outside Directors	****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
23	Consent of Crowe Horwath LLP
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________________

*	Incorporated by reference to the Company’s Quarterly Report of Form 10-QSB for the period ended September 30, 2006 filed with the SEC on November 14, 2006.

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

ES BANCSHARES, INC.

Date: March 30, 2011	By:	/s/ Anthony Costa
Anthony Costa,
Chairman of the Board and Co-Chief Executive Officer
(Duly Authorized Representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	/s/ Philip Guarnieri
Philip Guarnieri, President and Co-Chief Executive Officer, Director

Date: March 30, 2011	/s/ Thomas Sperzel
Thomas Sperzel, Senior Vice President & Chief Financial Officer

Date: March 30, 2011	/s/ Walter Daszkowski
Walter Daszkowski, Director

Date: March 30, 2011	/s/ Andrew Finklestein, Esq.
Andrew Finklestein Esq., Director

Date: March 30, 2011	/s/ Gale Foster, Esq.
Gale Foster Esq., Director

Date: March 30, 2011	/s/ David Freer, Jr.
David Freer, Jr., Director

Date: March 30, 2011	/s/ Harold Kahn
Harold Kahn, Director

Date: March 30, 2011	/s/ David Mesches
David Mesches, Director

Date: March 30, 2011	/s/ Michael Ostrow
Michael Ostrow, Director

Date: March 30, 2011	/s/ Albert Pagano
Albert Pagano, Director

Date: March 30, 2011	/s/ Peter Savago
Peter Savago, Director

Date: March 30, 2011	/s/ Thomas D. Weddell
Thomas D. Weddell, Director