Form 10-Q
period 2011-03-31
ES Bancshares, Inc.
filed 2011-05-09
CIK 1358254

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011 there were 2,269,070 issued and outstanding shares of the Registrant’s Common Stock

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

ES BANCSHARES, INC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In thousands)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents:
Cash and due from banks	$7,954	$13,027
Federal funds sold and other money market investments	4,964	12
Total cash and cash equivalents	12,918	13,039
Certificates of deposit at other financial institutions	1,910	2,110

Securities available for sale, at fair value	20,820	20,120

Real estate mortgage loans held for sale	266	400

Loans receivable	121,881	122,683
Deferred cost	537	542
Allowance for loan losses	(1,927)	(2,017)
Total loans receivable, net	120,491	121,208
Accrued interest receivable	631	608
Federal Reserve Bank stock	392	392
Federal Home Loan Bank stock	547	558
Goodwill	581	581
Premises and equipment, net	476	485
Prepaid FDIC Assessment	464	543
Real estate owned	315	325
Other assets	1,502	441
Total assets	$161,313	$160,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$19,356	$17,896
Interest bearing	119,678	120,321
Total deposits	139,034	138,217

Borrowed funds	10,149	10,364
Accrued interest payable	137	141
Other liabilities	1,200	1,310
Total liabilities	150,520	150,032

Commitments and contingencies (Note 7)

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
2,269,070 shares issued at March 31, 2011	22	22
2,269,070 shares issued at December 31, 2010
Additional paid-in-capital	19,752	19,761
Accumulated deficit	(9,190)	(9,228)
Accumulated other comprehensive income	209	223
Total stockholders' equity	10,793	10,778
Total liabilities and stockholders' equity	$161,313	$160,810

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2011	2010

Interest and dividend income:
Loans	$1,688	$1,564
Securities	176	331
Certificates of deposit	12	17
Fed Funds and other earning assets	19	25
Total interest and dividend income	1,895	1,937

Interest expense:
Deposits	530	642
Borrowed funds	98	96
Total interest expense	628	738

Net interest income	1,267	1,199

Provision for loan losses	10	59
Net interest income after provision for loan losses	1,257	1,140

Non-interest income:
Service charges and fees	154	105
Net gain on sales of real estate mortgage
loans held for sale	62	35
Other	21	25
Total non-interest income	237	165

Non-interest expense:
Compensation and benefits	665	582
Occupancy and equipment	183	190
Data processing service fees	97	73
Other	501	404
Total non-interest expense	1,446	1,249

Net income before income taxes	48	56
Income tax expense	10	-
Net income	$38	$56

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	(14)	183
Comprehensive income	$24	$239

Weighted average:
Common shares	2,269,070	2,071,070
Earnings (Loss) per common share:
Basic	$0.02	$0.03
Basic & diluted	$0.02	$0.03

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands of dollars except, share data)

					Accumulated
			Additional		Other
	Capital Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2010	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Comprehensive income:
Net loss for the period	-	-	-	56	-	56
Net unrealized gain on available-
for-sale securities	-	-	-	-	183	183
Total comprehensive income						239

Balance at March 31, 2010	2,071,070	$20	$18,970	$(9,660)	$390	$9,720

Balance at January 1, 2011	2,269,070	$22	$19,761	$(9,228)	$223	$10,778

Stock based compensation, net	-	-	(9)	-	-	(9)

Comprehensive income:
Net income for the period	-	-	-	38	-	38
Net unrealized gain on available-
for-sale securities	-	-	-	-	(14)	(14)
Total comprehensive income						24

Balance at March 31, 2011	2,269,070	$22	$19,752	$(9,190)	$209	$10,793

See accompanying notes to financial statements

ES BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)

	2011	2010

Cash flows from operating activities:
Net income for period	$38	$56
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	10	59
Depreciation expense	53	68
Amortization (accretion) of deferred fees, discounts and premiums, net	43	(33)
Mortgage loans originated for sale	(4,049)	(2,176)
Proceeds from sale of mortgage loans held for sale	4,245	1,552
Net gain on sales of mortgage loans	(62)	(35)
Stock based compensation expense	(9)	-
Net gain on sales of investment securities	-	-
Loss on impairment of foreclosed asset	10	-
Changes in assets and liabilities:
Increase (decrease) in other assets	(1,005)	(33)
(Decrease) increase in accrued expenses and other liabilities	(94)	(204)
Net cash used in operating activities	(820)	(746)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	200	480
Purchase of certificates of deposit at other financial institutions	-	-
Purchase of available-for-sale securities	(1,997)	(4,435)
Purchase of held-to-maturity securities	-	-
Proceeds from sales of available-for-sale securities	-	-
Proceeds from principal payments and maturities of securities	1,224	2,160
Net disbursements (repayments) for loan originations	1,243	(5,072)
Purchases of loans	(540)	-
Redemption/ (purchase) of Federal Home Loan Bank stock	11	11
Purchase of Federal Reserve Bank stock	-	(31)
Leasehold improvements and acquisitions of capital assets, net of disposals	(44)	(6)
Net cash used in investing activities	97	(6,893)
Cash flows from financing activities:
Net increase in deposits	817	5,645
Proceeds of advances from line of credit & FHLB	36	1,100
Repayment of advances	(251)	(243)
Net proceeds from common stock issuance	-	-
Net cash provided by financing activities	602	6,502

Net decrease in cash and cash equivalents	(121)	(1,137)
Cash and cash equivalents at beginning of period	13,039	14,785

Cash and cash equivalents at end of period	$12,918	$13,648

Supplemental cash flow information
Interest paid	$632	$947
Income taxes paid	$53	$-

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

Note 2.  Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company and the Bank, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit.  In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year ending December 31, 2011.  The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2011.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the warrants or stock options were considered in computing diluted earnings per share because their exercise price was greater than our share price at March 31, 2011 and therefore to do so would have been anti-dilutive.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2011	2010
Net income attributable to Common Shareholders	$38	$56
Average number of Common Shares Outstanding-basic	2,269,070	2,071,070

Average number of common shares outstanding-diluted	2,269,070	2,071,070
Income per common share attributable
to common shareholders:
Basic	$0.02	$0.03
Diluted	0.02	0.03

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

At March 31, 2011, the Company assessed its earnings history and trend over the past two years, its estimate of future earnings, and the expiration dates of its net operating loss carryforwards. Based on this assessment, the Company determined that it was more likely than not that a portion of its deferred tax assets will be realized before their expiration.

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

Adoption of New Accounting Guidance

In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-2, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring" ("ASU 2011-2").  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring ("TDR") outlined in Accounting Standards Codification ("ASC") No. 310-40, "Receivables—Troubled Debt Restructurings by Creditors," by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant  delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  ASU 2011-2 is effective for interim periods beginning on or after June 15, 2011.  Adoption of ASU 2011-2 is not expected to have a material effect.

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20").  ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses.  ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  Adoption of ASU 2010-20 did not have a material impact on the Company.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-6").  ASU 2010-6 required new disclosures related to transfers in and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets whose fair value is measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Company.

Note 3 – Investment Securities

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at March 31, 2011 and December 31, 2010.

	March 31, 2011
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$18,572	$252	$(2)	$18,822
U.S. Government Agencies	600	10	--	610
Trust Preferred Securities	1,300	88	--	1,388
Total	$20,472	$350	$(2)	$20,820

	December 31, 2010
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$17,838	$290	$--	$18,128
U.S. Government Agencies	600	14	--	614
Trust Preferred Securities	1,300	78	--	1,378
Total	$19,738	$382	$--	$20,120

There were no securities held to maturity or trading at March 31, 2011 or December 31, 2010.

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at March 31, 2011, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	March 31, 2011
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$18,572	$18,822
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	600	610
One year to less than three years	--	--
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	1,300	1,388
Total	$20,472	$20,820

The following table summarizes, for all securities in an unrealized loss position at March 31, 2011 the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position. There were no securities in an unrealized loss position at December 31, 2010.

March 31, 2011

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(In thousands)

Mortgage-backed securities	$1,005	$2	$-	$-	$1,005	$2
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	-	-	-	-	-	-
Total temporarily impaired	$1,005	$2	$-	$-	$1,005	$2

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. At March 31, 2011 we determined that there were no other-than-temporary impairments on securities held in our portfolio.

There were no gains or losses on sales of securities during the three months ended March 31, 2011 and March 31, 2010.

Note 4 – Loans

The following is a summary of loans receivable at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(In thousands)
Real estate loans:
One-to four family	$28,657	$28,037
Commercial
Owner Occupied	19,838	20,039
Non Owner Occupied	15,185	15,552
Multi-family	11,617	11,634
Construction or development	2,566	2,566
Home equity
Open Ended/Revolving	7,764	7,468
Closed Ended	1,574	1,620
Total real estate loans	87,201	86,916

Other loans:
Commercial business
Taxi Medallion	8,496	9,679
USDA Guaranteed	5,566	5,110
Commercial Lines of Credit and Term Loans	20,232	20,571
Consumer	386	407
Total other loans	34,680	35,767

Total loans	121,881	122,683

Deferred loan costs net	537	542
Allowance for loan losses	(1,927)	(2,017)

Total loans receivable, net	$120,491	$121,208

Individually impaired loans were as follows:

	Average of Individually Impaired Loans During Period	Interest Income Recognized During Impairment	Cash-Basis Interest Income Recognized
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,819	-	-
Multi-family	1,067	-	-
Construction or development	775	-	-
Home equity
Open Ended/Revolving	50	-	-
Closed Ended	-	-	-
Total real estate loans	3,711	-	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	476	-	-
Consumer	-	-	-
Total other loans	476	-	-

Total loans	$4,187	$-	$-

Quarter End
March 31,
2010
Average of individually impaired loans during quarter	4,624
Interest income recognized during impairment	1
Cash-basis interest income recognized	-

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010.

March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	522	522	-
Non Owner Occupied	1,131	1,131	-
Multi-family	1,067	1,067	-
Construction or development	816	775	-
Home equity
Open Ended/Revolving	75	41	-
Closed Ended	-	-	-
Total real estate loans	3,611	3,536	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	664	503	-
Consumer	-	-	-
Total other loans	664	503	-

Total loans	$4,275	$4,039	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	685	685	18
Multi-family	-	-	-
Construction or development	-	-	-
Home equity
Open Ended/Revolving	-	-	-
Closed Ended	-	-	-
Total real estate loans	685	685	18
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	-	-	-
Consumer	-	-	-
Total other loans	-	-	-

Total loans	$685	$685	$18

December 31, 2010

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,826	1,826	-
Multi-family	1,068	1,068	-
Construction or development	816	775	-
Home equity
Open Ended/Revolving	-	-	-
Closed Ended	-	-	-
Total real estate loans	3,710	3,669	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	668	594	-
Consumer	-	-	-
Total other loans	668	594	-

Total loans	$4,378	$4,263	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	-	-	-
Multi-family	-	-	-
Construction or development	-	-	-
Home equity
Open Ended/Revolving	75	55	3
Closed Ended	-	-	-
Total real estate loans	75	55	3
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	138	138	42
Consumer	-	-	-
Total other loans	138	138	42

Total loans	$213	$193	$45

Included in impaired loans above is $1.7 million in loans whose terms have been modified in troubled debt restructurings as of March 31, 2011. These loans are all performing according to their modified terms at March 31, 2011. As of March 31, 2011, the Company has not committed to lend any additional amounts to customers with outstanding loans that have been modified as troubled debt restructurings.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:

At March 31, 2011

	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$1,046	$-	$-	$-	$1,046	$27,611	$28,657
Commercial
Owner Occupied	1,238	-	-	-	1,238	18,600	19,838
Non Owner Occupied	-	-	-	1,164	1,164	14,021	15,185
Multi-family	-	-	-	-	-	11,617	11,617
Construction or development	-	-	-	775	775	1,791	2,566
Home equity
Open Ended/Revolving	200	-	-	41	241	7,523	7,764
Closed Ended	-	-	-	-	-	1,574	1,574
Total real estate loans	2,484	-	-	1,980	4,464	82,737	87,201
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	8,496	8,496
USDA Guaranteed	-	-	-	-	-	5,566	5,566
All Other	272	-	-	418	690	19,542	20,232
Consumer	-	-	-	-	-	386	386
Total other loans	272	-	-	418	690	33,990	34,680

Total loans	$2,756	$-	$-	$2,398	$5,154	$116,727	$121,881

At December 31, 2010

	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$584	$-	$-	$-	$584	$27,453	$28,037
Commercial
Owner Occupied	817	-	-	-	817	19,222	20,039
Non Owner Occupied	-	-	-	1,174	1,174	14,378	15,552
Multi-family	-	-	-	-	-	11,634	11,634
Construction or development	-	-	-	775	775	1,791	2,566
Home equity
Open Ended/Revolving	-	-	-	55	55	7,413	7,468
Closed Ended	278	-	-	-	278	1,342	1,620
Total real estate loans	1,679	-	-	2,004	3,683	83,233	86,916
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	9,679	9,679
USDA Guaranteed	-	-	-	-	-	5,110	5,110
All Other	276	-	-	505	781	19,790	20,571
Consumer	-	-	-	-	-	407	407
Total other loans	276	-	-	505	781	34,986	35,767

Total loans	$1,955	$-	$-	$2,509	$4,464	$118,219	$122,683

At March 31, 2011, the Company had $5.3 million in interest only loans, excluding lines of credit and construction loans, and no loans with potential for negative amortization.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either consumer loans or are included in groups of homogeneous loans.  As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

At March 31, 2011

	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$28,193	$-	$464	$-	$-	$28,657
Commercial
Owner Occupied	14,463	4,040	1,335	-	-	19,838
Non Owner Occupied	13,369	652	1,164	-	-	15,185
Multi-family	10,550	-	1,067	-	-	11,617
Construction or development	1,791	-	775	-	-	2,566
Home equity
Open Ended/Revolving	7,172	551	41	-	-	7,764
Closed Ended	1,418	-	156	-	-	1,574
Total real estate loans	76,956	5,243	5,002	-	-	87,201
Other loans:
Commercial business
Taxi Medallion	8,496	-	-	-	-	8,496
USDA Guaranteed	5,566	-	-	-	-	5,566
All Other	18,626	428	1,178	-	-	20,232
Consumer	386	-	-	-	-	386
Total other loans	33,074	428	1,178	-	-	34,680

Total loans	$110,030	$5,671	$6,180	$-	$-	$121,881

At December 31, 2010

	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$27,572	$-	$465	$-	$-	$28,037
Commercial
Owner Occupied	15,039	3,661	1,339	-	-	20,039
Non Owner Occupied	13,726	652	1,174	-	-	15,552
Multi-family	10,566	-	1,068	-	-	11,634
Construction or development	1,791	-	775	-	-	2,566
Home equity
Open Ended/Revolving	6,862	551	55	-	-	7,468
Closed Ended	1,463	-	157	-	-	1,620
Total real estate loans	77,019	4,864	5,033	-	-	86,916
Other loans:
Commercial business
Taxi Medallion	9,679	-	-	-	-	9,679
USDA Guaranteed	5,110	-	-	-	-	5,110
All Other	18,969	382	1,220	-	-	20,571
Consumer	407	-	-	-	-	407
Total other loans	34,165	382	1,220	-	-	35,767

Total loans	$111,184	$5,246	$6,253	$-	$-	$122,683

Note 5 – Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the three months ended March 31, 2011 and 2010.

Three Months Ended
March 31,

	2011	2010
(Dollars in thousands)
Balance at beginning of year	2,017	1,824
Charge-offs
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	(14)	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	(87)	-
Consumer	-	-
Total charge-offs	(101)	-

Recoveries
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	-	-
Consumer	1	1
Total recoveries	1	1

Provision for losses	10	59
Balance at end of period	1,927	1,884

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010.

At March 31, 2011

	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	-	18	-	-	-	-	-	-	18
Collectively evaluated for impairment	116	605	238	36	142	560	4	208	1,909
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$116	$623	$238	$36	$142	$560	$4	$208	$1,927

Loans:
Loans individually evaluated for impairment	-	2,338	1,067	775	41	503	-	-	4,724
Loans collectively evaluated for impairment	28,657	32,685	10,550	1,791	9,297	33,791	386	-	117,157
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,657	$35,023	$11,617	$2,566	$9,338	$34,294	$386	$-	121,881

At December 31, 2010

	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Individually evaluated for impairment	-	-	-	-	3	42	-	-	45
Collectively evaluated for impairment	115	591	237	36	140	591	5	257	1,972
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$115	$591	$237	$36	$143	$633	$5	$257	$2,017

Loans:
Loans individually evaluated for impairment	-	1,826	1,068	775	55	732	-	-	4,456
Loans collectively evaluated for impairment	28,037	33,765	10,566	1,791	9,033	34,628	407	-	118,227
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,037	$35,591	$11,634	$2,566	$9,088	$35,360	$407	$-	122,683

Note 6. Fair Value

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

		Fair Value Measurements at
		March 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$18,822		$18,822
U.S. government agencies	610		610
Other securities	1,388		1,388
Total available- for-sale	20,820		20,820

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$18,128		$18,128
U.S. government agencies	614		614
Other securities	1,378		1,378
Total available- for-sale	20,120		20,120

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		(in thousands)
		at March 31, 2011 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$667	$-	$-	$667
REO Property	315	-	-	315

		Fair Value Measurements
		(in thousands)
		at December 31, 2010 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$148	$-	$-	$148
REO Property	325	-	-	325

Impaired loans: Impaired loans with specific allocations, measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value of $685 thousand, with a valuation allowance of $18 thousand at March 31, 2011. This specific allowance was allocated during the current quarter. General reserves in this amount were reclassified to specific reserves during the quarter ended March 31, 2011, an amount equal to any collateral shortfall on impaired loans.

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

Real Estate Owned:  Real estate owned had a net carrying amount of $315 thousand, which is made up of two properties with a total outstanding balance of $855 thousand, net of direct write-downs of $540 thousand, at March 31, 2011.

Carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets
Cash and due from banks	$7,954	$7,954	$13,027	$13,027
Federal Funds Sold and money market investments	4,964	4,964	12	12
Certificate of deposit placements	1,910	1,910	2,110	2,110
Securities available for sale	20,820	20,820	20,120	20,120
Loans held for sale	266	270	400	404
Loans, net	120,491	122,238	121,208	124,469
Federal Home Loan Bank stock	547	N/A	558	N/A
Federal Reserve Bank stock	392	N/A	392	N/A
Accrued interest receivable	631	631	608	608

Financial Liabilities
Deposits	139,034	139,993	138,217	139,764
Federal Home Loan Bank advances	7,272	7,425	7,523	7,684
Other borrowings	2,877	2,938	2,841	2,902
Accrued interest payable	137	137	141	141

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

Note 7.  Commitments and Contingencies

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

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at March 31, 2011 were limited to loan origination commitments of $6.7 million (including one-to-four family loans held for sale of $3.3 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $12.4 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at March 31, 2011, consisted of adjustable and fixed rate commitments of $4.0 million and $2.8 million respectively, with interest rates ranging from 4.25% to 7.13%.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets at March 31, 2011, amounted to $161.3 million, representing an increase of $503 thousand, or 0.3%, from $160.8 million at December 31, 2010.  The increase in assets consisted primarily of a $1.1 million increase in other assets, which resulted from booking a receivable on a loan sale which settled in April 2011, and a $700 thousand increase in securities available for sale.  These increases were partially offset by a $717 thousand decrease in total loans receivable, net and a $200 thousand decrease in certificates of deposit at other financial institutions.

Overall, loans receivable, net, decreased $717 thousand, or 0.6%, to $120.5 million at March 31, 2011, from $121.2 million at December 31, 2010. Commercial loans, including taxi medallion and USDA Guaranteed loans, and commercial lines of credit decreased $1.1 million, or 3.0%, from $35.4 million to $34.3 million, and commercial and multifamily real estate loans decreased $585 thousand, or 1.2%, from $47.2 million to $46.6 million.  Home equity and consumer loans increased $229 thousand or 2.4%, from $9.5 million to $9.7 million, over the same three-month period.  Residential real estate mortgage loans, excluding mortgage loans held for sale, increased $620 thousand, or 2.21%, from $28.0 million to $28.7 million. Management continues to emphasize the origination of high quality loans for retention in the loan portfolio.

Total cash and cash equivalents at March 31, 2011 decreased $121 thousand, or 0.9%, to $12.9 million from $13.0 million at December 31, 2010, while certificates of deposit at other financial institutions decreased $200 thousand, or 9.5%, to $1.9 million from $2.1 million during the same period.  Total securities at March 31, 2011 increased $700 thousand, or 3.5%, to $20.8 million from $20.1 million at December 31, 2010.

Total deposits increased by $817 thousand to $139.0 million at March 31, 2011 from $138.2 million at December 30, 2010.  Non-interest bearing deposits increased $1.5 million and interest bearing deposits decreased $643 thousand.  Over this three month period the net deposit activity consisted mainly of an increase in DDA and NOW accounts of $1.9 million, offset by decreases in money market and savings accounts of $1.1 million, and certificates of deposit of $34 thousand.

Stockholders’ equity increased by $15 thousand to $10.8 million at March 31, 2011, from $10.8 million at December 31, 2010.  The increase was primarily attributable to the $38 thousand increase in retained earnings partially offset by a $14 thousand decrease in the unrealized gain on investment securities. The ratio of stockholders’ equity to total assets remained unchanged at 6.7% at March 31, 2011 compared to December 31, 2010.  Book value per share increased to $4.76 at March 31, 2011, from $4.75 at December 31, 2010.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Loan Composition

The following is a summary of loans receivable at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(In thousands)
Real estate loans:
One-to four family	$28,657	$28,037
Commercial
Owner Occupied	19,838	20,039
Non Owner Occupied	15,185	15,552
Multi-family	11,617	11,634
Construction or development	2,566	2,566
Home equity
Open Ended/Revolving	7,764	7,468
Closed Ended	1,574	1,620
Total real estate loans	87,201	86,916

Other loans:
Commercial business
Taxi Medallion	8,496	9,679
USDA Guaranteed	5,566	5,110
Commercial Lines of Credit and Term Loans	20,232	20,571
Consumer	386	407
Total other loans	34,680	35,767

Total loans	121,881	122,683

Deferred loan costs net	537	542
Allowance for loan losses	(1,927)	(2,017)

Total loans receivable, net	$120,491	$121,208

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

Non-Performing Assets

Regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications.  There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.    If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  On the basis of management’s review, at March 31, 2011, the Bank had $6.2 million classified as substandard.  There were no assets classified as doubtful or loss. At December 31, 2010 the Bank had $6.3 million in assets classified as substandard  At such date, there were no assets classified as loss.

Loans are reviewed on an ongoing basis and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At March 31, 2011 the Bank had two foreclosed assets acquired in settlement of loans. The Bank’s non-performing assets decreased to $2.7 million at March 31, 2011 from $2.8 million at December 31, 2010.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated. At March 31, 2011, we had two loans in the amount of $1.7 million which represented a troubled debt restructuring.

	At March 31,	At December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$-
Commercial
Owner Occupied	-	-
Non Owner Occupied	1,164	1,174
Multi-family	-	-
Construction or development	775	775
Home equity
Open Ended / Revolving	41	55
Closed Ended	-	-
Total real estate loans	1,980	2,004

Other Loans:
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	418	505
Consumer	-	-
Total non-performing loans	$2,398	$2,509
REO, net	315	325
Total non-performing assets	$2,713	$2,834

Ratios:
Non-performing loans to total loans	1.97%	2.05%
Non-performing loans to total assets	1.49%	1.56%
Non-performing assets to total assets	1.68%	1.76%

At March 31, 2011 total non-performing loans were $2.40 million and were comprised of 9 loans. The largest of these is a residential construction loan with 4 prepared lots, one of which is complete with a 1-4 family dwelling in Rockland County, New York. This has a balance of $775 thousand and is in the process of foreclosure.

The second largest is a commercial real estate property in Middlesex County, New Jersey which operates as a restaurant. The balance of this loan is $685 thousand and is in the process of foreclosure.

There were no loans past due greater than 90 days and still on accrual status at either March 31, 2011 or December 31, 2010.

Allowance for Loan Losses.  The allowance for loan losses is established and maintained through a provision for loan losses based on probable incurred losses inherent in the Bank’s loan portfolio.  Management evaluates the adequacy of the allowance on a quarterly basis.   If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank’s earnings could decrease.

The allowance for loan losses consists of amounts specifically allocated to impaired loans as well as allowances determined for each major loan category.  Loan categories such as single-family residential mortgages and consumer loans are generally evaluated on an aggregate or “pool” basis by applying loss factors to the current balances of the various loan categories.  The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area. Finally, management evaluates and considers the allowance ratios and coverage percentages of both peer group and regulatory agency data.

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

The following table summarizes the activity in the Company’s allowance for loan losses for the three month periods ended March 31, 2011 and March 31, 2010:

	Three Months Ended
	March 31,

	2011	2010
	(Dollars in thousands)
Balance at beginning of year	2,017	1,824
Charge-offs
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	(14)	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	(87)	-
Consumer	-	-
Total charge-offs	(101)	-

Recoveries
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	-	-
Consumer	1	1
Total recoveries	1	1

Provision for losses	10	59
Balance at end of period	1,927	1,884

Ratio of net charge-offs to average total loans	0.08%	0.00%
Ratio of allowance for loan losses to total loans	1.58%	1.68%

Analysis of Net Interest Income

The following table summarizes the Company’s average balance sheet for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three months ended March 31, 2011, as compared to the comparable period ended March 31, 2010.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Quarter Ended March 31
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	122,997	$1,688	5.49%	109,420	$1,564	5.72%
Fed Funds & other investments	10,079	7	0.28%	11,454	11	0.38%
Certificates of deposit	1,919	12	2.54%	3,411	17	1.99%
FRB & FHLB stock	942	12	5.10%	898	14	6.24%
Securities	19,635	176	3.59%	31,274	331	4.23%
Total interest-earning assets	$155,572	$1,895	4.87%	$156,457	$1,937	4.95%

Allowance for loan losses	(2,021)			(1,880)
Cash & Due from banks	1,965			1,264
Other Non-interest earning assets	3,503			3,780
Total assets	$159,019			$159,621

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$7,392	$12	0.66%	$6,129	$7	0.46%
Money Market accounts	33,783	81	0.97%	36,971	113	1.22%
Regular savings accounts	9,896	25	1.02%	9,910	26	1.05%
Certficates of Deposit	67,845	412	2.46%	71,270	496	2.78%
Total interest-bearing deposits	$118,916	530	1.81%	$124,280	642	2.07%

Borrowings	10,211	98	3.84%	10,000	96	3.89%
Total interest-bearing liabilities	$129,127	$628	1.97%	$134,280	$738	2.23%

Non-interest-bearing liabilities	18,990			15,713
Total liabilities	148,117			149,993

Stockholders' equity	10,902			9,628
Total liabilities and stockholders' equity	$159,019			$159,621
Net interest income		$1,267			$1,199

Average interest rate spread (1)			2.90%			2.72%
Net interest margin (2)			3.26%			3.07%
Net interest-earning assets (3)	$26,445			$22,177
Ratio of average interest-earning assets
to average interest-bearing liabilities			120.48%			116.52%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended March 31, 2011 and March 31, 2010

General.  For the quarter ended March 31, 2011, the Company recognized net income of $38 thousand, or $0.02 per basic and diluted share, as compared to a net gain of $56 thousand, or $0.03 per basic and diluted share, for the quarter ended March 31, 2010.

Interest Income.  Interest income remained relatively unchanged at $1.9 million for the quarters ended March 31, 2011 and March 31, 2010.  A modest decrease of $42 thousand was primarily attributable to a $155 thousand decrease in interest income from securities and an $11 thousand decrease in interest income from fed funds sold and other certificates of deposit placements.  These decreases were partially offset by a $124 thousand increase in loan interest income.

The average balance of the loan portfolio increased to $123.0 million at March 31, 2011 from $109.4 million at March 31, 2010, while the average yield decreased from 5.72% for the quarter ended March 31, 2010 to 5.49% for the quarter ended March 31, 2011.   The average balance and yield of the Bank’s investment securities for the quarter ended March 31, 2011, was $19.6 million and 3.59%, respectively, as compared to an average balance of $31.3 million and a yield of 4.23% for the comparable quarter ended one-year earlier.  The average balances of the Bank’s federal funds and other investments decreased by $1.4 million, over the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010. The average yield on these respective interest-earning assets decreased to 0.28% from 0.38% over the same comparable period. The average balance on certificates of deposit at other financial institutions decreased from $3.4 million for the quarter ended March 31, 2010, to $1.9 million in the respective period in 2011. The average yield increased to 2.54% for the quarter ended March 31, 2011, as compared to 1.99% at the quarter ended March 31, 2010, or 55 basis points.

Interest Expense.  Total interest expense for the quarter ended March 31, 2011, decreased by $110 thousand, from $738 thousand to $628 thousand, when compared to the prior year period.  Average balances of total interest-bearing liabilities decreased $5.2 million to $129.1 million for the quarter ended March 31, 2011, from $134.3 million for the quarter ended March 31, 2010. The average cost for those liabilities decreased to 1.97% from 2.23% for the same respective period one year earlier reflecting lower market interest rates.

The average balances of the Bank’s certificates of deposit portfolio decreased to $67.8 million at an average cost of 2.46% over the quarter ended March 31, 2011, from $71.3 million at an average cost of 2.78% over the same quarter ended one-year earlier.  The $3.4 million decrease was primarily attributable to the maturing and renewing of certificate of deposits in a lower interest rate environment.  Regular savings account average balances remained relatively unchanged at $9.9 million, decreasing only $14 thousand. These had an average cost of 1.02% for the quarter ended March 31, 2011 compared to an average cost of 1.05% for the quarter ended March 31, 2010.

Average money market account balances decreased $3.2 million to $33.8 million at an average cost of 0.97% for the quarter ended March 31, 2011, from $37.0 million at an average cost of 1.22% for the quarter ended March 31, 2010.

For the quarter ended March 31, 2011, the average balance of the Company’s borrowed funds was $10.2 million and its average cost was 3.84%, as compared to $10.0 million and an average cost of 3.89% for the quarter ended March 31, 2010.  The increase was primarily a result of funds being drawn on the facility in the amount of $1.1 million in the latter portion of the quarter ended March 31, 2010 and were outstanding for the entire period ended March 31, 2011.  At March 31, 2011, the weighted average term to maturity of our borrowings was approximately 1.6 years.

Net Interest Income.  Net interest income was approximately $1.3 million for the quarter ended March 31, 2011, as compared to $1.2 million for the same quarter in the prior year.  Our average interest rate spread increased to 2.90% for the quarter ended March 31, 2011, from 2.72% for the quarter ended March 31, 2010, while our net interest margin increased to 3.26% from 3.07%, over the same respective periods. These increases were primarily attributable to decreased cost of deposits.

Provision for Loan Losses.  For the three months ended March 31, 2011, management recorded a $10 thousand provision for loan losses. The Company does not have substantial historical loan loss experience, however, management records loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio. Comparatively, the provision was $59 thousand for the quarter ended March 31, 2010.

Non-Interest Income.  Non-interest income for the quarter ended March 31, 2011 increased $72 thousand to approximately $237 thousand as compared to $165 thousand for the quarter ended March 31, 2010.  Service charges and fees increased by $49 thousand, from $105 thousand for the quarter ended March 31, 2010, to $154 thousand for the quarter ended March 31, 2011, primarily as a result of servicing a greater number of deposit and loan customers.  The net gain on the sales of real estate mortgage loans increased $27 thousand to $62 thousand for the quarter ended March 31, 2011, as compared to $35 thousand for the quarter ended March 31, 2010. This increase is due to the sale of a Small Business Administration guaranteed loan into the secondary market during the first quarter of 2011. Other non-interest income categories decreased to $21 thousand for the quarter ended March 31, 2011, from $25 thousand for the same quarter in 2010, a decrease of $4 thousand.

Non-Interest Expense.  Non-interest expense for the quarter ended March 31, 2011 increased $197 thousand when compared to the same quarter in 2010, primarily resulting from an increase in compensation and benefits of $83 thousand and other non-interest expense of $97 thousand.  The increase in compensation and benefits is related to the allocation of additional customer service resources to assist in marketing the bank’s existing and newly developed products.  The increase in other expense is related to charges incurred for certain death benefits paid to a former employee and a partial write down of the carrying value of real estate owned.

Income Tax Expense.  Income tax expense was $10 thousand for the quarter ended March 31, 2011 as compared to $0 for the quarter ended March 31, 2010.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2011, the net activity of originated loans, sales and principal payments decreased the loan portfolio by $802 thousand.  At March 31, 2011, the Company had outstanding loan origination commitments of $6.7 million (including one-to-four-family real estate mortgage loans held for sale of $3.3 million) and undisbursed lines of credit and construction loans in process of $12.4 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At March 31, 2011, total deposits were approximately $139.0 million of which approximately $66.2 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from March 31, 2011, totaled $40.2 million.  Based on past experience the Company anticipates that most of these certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.2 million.  This credit facility is secured by 100% of the outstanding shares of the Bank for an original period of two years. During August 2010 the Company exercised its option to renew the facility for an additional year. This facility matures on August 31, 2011. As of March 31, 2011, the outstanding balance was $2.9       million. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments.  Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds.  In general, the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed.  The Bank monitors its liquidity on a regular basis.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during the quarter ending March 31, 2011.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 5.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 6.0%, of which 4.0% must be core (Tier 1) capital.  As of March 31, 2011, the Bank’s risk weighted capital to risk weighted assets was 12.97%; its Tier I capital to risk weighted assets was 11.7% and its Tier I capital to average assets capital ratio was 8.15%.  As of December 31, 2010, the Bank’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets capital ratios were 13.0%, 11.8% and 8.0%, respectively.

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

Item 4T.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of March 31, 2011, and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of May 9, 2011.

ES Bancshares, Inc.

Date: May 9, 2011	By:	/s/ Philip Guarnieri
Philip Guarnieri
President and Co-Chief Executive Officer

Date: May 9, 2011	By:	/s/ Thomas Sperzel
Thomas Sperzel
Senior Vice President and Chief Financial Officer