Form 10-Q
period 2011-06-30
ES Bancshares, Inc.
filed 2011-08-12
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011 there were 2,269,070 issued and outstanding shares of the Registrant’s Common Stock

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	1
	Consolidated Statements of Operations for the Three and Six Months Ended
	June 30, 2011, and 2010	2
	Consolidated Statements of Changes in Stockholders’ Equity
	For the Six Months Ended June 30, 2011 and 2010	3
	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2011 and 2010	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4T.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1.	Legal Procedures	37
Item 1A	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3	Defaults Upon Senior Securities	38
Item 4.	[Reserved]	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

ES BANCSHARES, INC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In thousands)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Cash and cash equivalents:
Cash and due from banks	$12,215	$13,027
Federal funds sold and other money market investments	11	12
Total cash and cash equivalents	12,226	13,039
Certificates of deposit at other financial institutions	1,055	2,110

Securities available for sale, at fair value	20,811	20,120

Real estate mortgage loans held for sale	907	400

Loans receivable	123,759	122,683
Deferred cost	530	542
Allowance for loan losses	(2,017)	(2,017)
Total loans receivable, net	122,272	121,208
Accrued interest receivable	598	608
Federal Reserve Bank stock	407	392
Federal Home Loan Bank stock	522	558
Goodwill	581	581
Premises and equipment, net	1,742	485
Prepaid FDIC Assessment	377	543
Real estate owned	292	325
Other assets	428	441
Total assets	$162,218	$160,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$19,777	$17,896
Interest bearing	118,905	120,321
Total deposits	138,682	138,217

Borrowed funds	9,920	10,364
Accrued interest payable	137	141
Other liabilities	2,405	1,310
Total liabilities	151,144	150,032

Commitments and contingencies (Note 7)

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized; 2,269,070 shares issued at June 30, 2011 2,269,070 shares issued at December 31, 2010	22	22
Additional paid-in-capital	19,754	19,761
Accumulated deficit	(9,026)	(9,228)
Accumulated other comprehensive income	324	223
Total stockholders' equity	11,074	10,778
Total liabilities and stockholders' equity	$162,218	$160,810

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans	$1,675	$1,622	$3,363	$3,186
Securities	197	317	373	648
Certificates of deposit	11	18	23	35
Fed Funds and other earning assets	18	19	37	44
Total interest and dividend income	1,901	1,976	3,796	3,913

Interest expense:
Deposits	531	637	1,061	1,279
Borrowed funds	96	117	194	213
Total interest expense	627	754	1,255	1,492

Net interest income	1,274	1,222	2,541	2,421

Provision for loan losses	130	120	140	179
Net interest income after provision for loan losses	1,144	1,102	2,401	2,242

Non-interest income:
Service charges and fees	172	134	326	239
Gain on sale of securities	-	146	-	146
Net gain on sale of loans	21	22	83	57
Other	200	37	221	62
Total non-interest income	393	339	630	504

Non-interest expense:
Compensation and benefits	669	614	1,334	1,196
Occupancy and equipment	146	191	329	381
Data processing service fees	48	85	145	158
Other	484	488	985	892
Total non-interest expense	1,347	1,378	2,793	2,627

Net income before income taxes	190	63	238	119
Income tax expense	26	-	36	-
Net income	$164	$63	$202	$119

Other comprehensive income:
Net unrealized gain on available-for-sale securities	115	543	101	726
Comprehensive income	$279	$606	$303	$845

Weighted average:
Common shares	2,269,070	2,071,070	2,269,070	2,071,070
Earnings per common share:
Basic	$0.07	$0.03	$0.09	$0.06
Diluted	$0.07	$0.03	$0.09	$0.06

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
(In thousands of dollars except, share data)

	Capital Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2010	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Stock based compensation, net	-	-	8	-	-	8

Comprehensive income:
Net income for the period	-	-	-	119	-	119
Net unrealized gain on available-for-sale securities	-	-	-	-	726	726
Total comprehensive income						845

Balance at June 30, 2010	2,071,070	$20	$18,978	$(9,597)	$933	$10,334

Balance at January 1, 2011	2,269,070	$22	$19,761	$(9,228)	$223	$10,778

Stock based compensation, net	-	-	(7)	-	-	(7)

Comprehensive income:
Net income for the period	-	-	-	202	-	202
Net unrealized gain on available-for-sale securities	-	-	-	-	101	101
Total comprehensive income						303

Balance at June 30, 2011	2,269,070	$22	$19,754	$(9,026)	$324	$11,074

See accompanying notes to financial statements

ES BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)
(Dollars in thousands)

	2011	2010

Cash flows from operating activities:
Net income for period	$202	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	140	179
Depreciation expense	98	132
Amortization (accretion) of deferred fees, discounts and premiums, net	(24)	(96)
Mortgage loans originated for sale	(6,457)	(545)
Proceeds from sale of mortgage loans held for sale	6,033	-
Net gain on sales of mortgage loans	(83)	(57)
Stock based compensation expense	(7)	8
Net gain on sales of investment securities	-	(146)
Loss on impairment of foreclosed asset	33	-
Changes in assets and liabilities:
Increase (decrease) in other assets	176	30
(Decrease) increase in accrued expenses and other liabilities	1,048	269
Net cash used in operating activities	1,159	(107)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	1,055	1,575
Purchase of available-for-sale securities	(2,494)	(5,934)
Proceeds from sales of available-for-sale securities	-	3,511
Proceeds from principal payments and maturities of securities	1,996	3,400
Net disbursements (repayments) for loan originations	(676)	(5,793)
Purchases of loans	(540)	-
Redemption/ (purchase) of Federal Home Loan Bank stock	36	(7)
Purchase of Federal Reserve Bank stock	(15)	(64)
Leasehold improvements and acquisitions of capital assets, net of disposals	(1,355)	(74)
Net cash used in investing activities	(1,993)	(3,386)
Cash flows from financing activities:
Net increase in deposits	465	4,580
Proceeds of advances from line of credit & FHLB	61	1,130
Repayment of advances	(505)	(488)
Net proceeds from common stock issuance	-	-
Net cash provided by financing activities	21	5,222

Net decrease in cash and cash equivalents	(813)	1,729
Cash and cash equivalents at beginning of period	13,039	14,785

Cash and cash equivalents at end of period	$12,226	$16,514

Supplemental cash flow information
Interest paid	$1,259	$1,507
Income taxes paid	$57	$-

See accompanying notes to financial statements.

ES BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations

The consolidated financial statements include the accounts of ES Bancshares, Inc. (the Company) and the Bank and Empire Lockbox Settlement Inc., the Company’s wholly owned subsidiaries, and the Bank’s wholly owned subsidiaries, Iron Creek LLC and North Plank Realty Inc. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated.

Empire State Bank (the “Bank”) was organized under federal law in 2004 as a national bank regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank’s deposits are insured up to legal limits by the FDIC. In March 2009, the Bank converted its charter to a New York State commercial bank charter, with the New York Banking Department becoming its primary state regulator.

During the quarter ended June 30, 2011 the Bank established two subsidiaries. Iron Creek LLC is a single member LLC whose sole purpose is to house the Bank premises building in Newburgh, NY. North Plank Realty Inc. is a C-Corporation whose sole purpose is to house any newly acquired properties as a result of foreclosure or other problem loan resolution.

During the quarter the ended June 30, 2011 the Company formed a subsidiary. Empire Lockbox Settlement Inc. is a C-Corporation whose purpose is to offer lockbox services to companies that offer factoring services to retailers.

The Bank is a full service commercial bank that offers a variety of financial services to meet the needs of communities in its market area. The Bank attracts deposits from the general public and uses such deposits to originate commercial loans, commercial revolving lines of credit and term loans incuding New York City taxi medallion loans and USDA guaranteed loans, commercial real estate, mortgage loans secured by one-to four-family residences, home equity lines, and to a lesser extent construction, land, and consumer installment loans. The Bank also invests in mortgage-backed and other securities permissible for a New York State chartered commercial bank. The Bank’s primary area for deposits includes the Town of Newburgh and the Village of New Paltz, in addition to the communities surrounding those offices, and the borough of Staten Island. The Bank’s primary market area for its lending activities consists of the communities within Orange County, Ulster County, the five boroughs of New York City, and portions of Dutchess, Rockland, Putnam and Westchester Counties, New York.

Note 2.  Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company, the Bank, and all subsidiaries of each, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit.  In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year ending December 31, 2011.  The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2011.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. None of the warrants or stock options were considered in computing diluted earnings per share because their exercise price was greater than our weighted average share price for the periods presented and therefore to do so would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands, except per share data)
Net income attributable to Common Shareholders	$164	$63	$202	$119
Average number of Common Shares Outstanding-basic	2,269	2,071	2,269	2,071

Average number of common shares outstanding-diluted	2,269	2,071	2,269	2,071
Income per common share attributable to common shareholders:
Basic	$0.07	$0.03	$0.09	$0.06
Diluted	0.07	0.03	0.09	0.06

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years prior to 2007.

At June 30, 2011, the Company assessed its earnings history and trend over the past two years, its estimate of future earnings, and the expiration dates of its net operating loss carryforwards. Based on this assessment, the Company determined that it was more likely than not that a portion of its deferred tax assets will be realized before their expiration. The Company’s net deferred tax asset had a carrying value of $185 thousand at both June 30, 2011 and December 31, 2010.

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

Note 3 – Investment Securities

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at June 30, 2011 and December 31, 2010.

	June 30, 2011
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$18,372	$477	$--	$18,849
U.S. Government Agencies	600	5	--	605
Trust Preferred Securities	1,300	57	--	1,357
Total	$20,272	$539	$--	$20,811

	December 31, 2010
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$17,838	$290	$--	$18,128
U.S. Government Agencies	600	14	--	614
Trust Preferred Securities	1,300	78	--	1,378
Total	$19,738	$382	$--	$20,120

There were no securities held to maturity or trading at June 30, 2011 or December 31, 2010.

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at June 30, 2011, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	June 30, 2011
	(in thousands)

	Amortized Cost	Fair Value
Available-for-Sale:
Mortgaged-backed securities	$18,372	$18,849
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	600	605
One year to less than three years	--	--
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	1,300	1,357
Total	$20,272	$20,811

There were no securities in an unrealized loss position at either June 30, 2011 or December 31, 2010.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. At June 30, 2011 we determined that there were no other-than-temporary impairments on securities held in our portfolio.

There were no gains or losses on sales of securities during the six months ended June 30, 2011. Gains on sales of securities during the three and six months ended June 30, 2010 were $146 thousand.

Note 4 – Loans

The following is a summary of loans receivable at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(In thousands)
Real estate loans:
One-to four family	$28,429	$28,037
Commercial
Owner Occupied	20,838	20,039
Non Owner Occupied	16,193	15,552
Multi-family	12,136	11,634
Construction or development	2,907	2,566
Home equity
Open Ended/Revolving	7,704	7,468
Closed Ended	1,532	1,620
Total real estate loans	89,739	86,916

Other loans:
Commercial business
Taxi Medallion	9,054	9,679
USDA Guaranteed*	5,476	5,110
Commercial Lines of Credit and Term Loans	20,001	20,571
Consumer	396	407
Total other loans	34,927	35,767

Total loans	124,666	122,683

Deferred loan costs net	530	542
Allowance for loan losses	(2,017)	(2,017)

Total loans receivable, net	$123,179	$121,208

* Includes premiums of $495 thousand which are not guaranteed

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010.

June 30, 2011

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,118	1,118	-
Multi-family	-	-	-
Construction or development	816	750	-
Home equity
Open Ended/Revolving	75	-	-
Closed Ended	-	-	-
Total real estate loans	2,009	1,868	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	719	608	-
Consumer	-	-	-
Total other loans	719	608	-

Total loans	$2,728	$2,476	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	-	-	-
Multi-family	-	-	-
Construction or development	-	-	-
Home equity
Open Ended/Revolving	-	-	-
Closed Ended	-	-	-
Total real estate loans	-	-	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	-	-	-
Consumer	-	-	-
Total other loans	-	-	-

Total loans	$-	$-	$-

December 31, 2010

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,826	1,826	-
Multi-family	1,068	1,068	-
Construction or development	816	775	-
Home equity
Open Ended/Revolving	-	-	-
Closed Ended	-	-	-
Total real estate loans	3,710	3,669	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	668	594	-
Consumer	-	-	-
Total other loans	668	594	-

Total loans	$4,378	$4,263	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	-	-	-
Multi-family	-	-	-
Construction or development	-	-	-
Home equity
Open Ended/Revolving	75	55	3
Closed Ended	-	-	-
Total real estate loans	75	55	3
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	138	138	42
Consumer	-	-	-
Total other loans	138	138	42

Total loans	$213	$193	$45

Included in impaired loans above is $614 thousand in loans whose terms have been modified in troubled debt restructurings as of June 30, 2011. These loans are all performing according to their modified terms at June 30, 2011. As of June 30, 2011, the Company has not committed to lend any additional amounts to customers with outstanding loans that have been modified as troubled debt restructurings.

	Average of Individually Impaired Loans During Six Months Ended June 30, 2011	Interest Income Recognized During Impairment	Cash-Basis Interest Income Recognized

Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,468	-	-
Multi-family	711	-	-
Construction or development	771	-	-
Home equity
Open Ended/Revolving	39	-	-
Closed Ended	-	-	-
Total real estate loans	2,989	-	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	524	-	-
Consumer	-	-	-
Total other loans	524	-	-

Total loans	$3,513	$-	$-

Six months ended
June 30,
2010
Average of individually impaired loans during period	4,744
Interest income recognized during impairment	1
Cash-basis interest income recognized	-

The following tables present the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

At June 30, 2011

	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$1,409	$-	$-	$-	$1,409	$27,020	$28,429
Commercial
Owner Occupied	945	-	-	-	945	19,893	20,838
Non Owner Occupied	-	-	-	1,118	1,118	15,075	16,193
Multi-family	-	-	-	-	-	12,136	12,136
Construction or development	-	-	-	750	750	2,157	2,907
Home equity
Open Ended/Revolving	251	151	-	-	402	7,302	7,704
Closed Ended	156	-	-	-	156	1,376	1,532
Total real estate loans	2,761	151	-	1,868	4,780	84,959	89,739
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	9,054	9,054
USDA Guaranteed	-	-	-	-	-	5,476	5,476
All Other	-	-	-	608	608	19,393	20,001
Consumer	-	-	-	-	-	396	396
Total other loans	-	-	-	608	608	34,319	34,927

Total loans	$2,761	$151	$-	$2,476	$5,388	$119,278	$124,666

At December 31, 2010

	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$584	$-	$-	$-	$584	$27,453	$28,037
Commercial
Owner Occupied	817	-	-	-	817	19,222	20,039
Non Owner Occupied	-	-	-	1,174	1,174	14,378	15,552
Multi-family	-	-	-	-	-	11,634	11,634
Construction or development	-	-	-	775	775	1,791	2,566
Home equity
Open Ended/Revolving	-	-	-	55	55	7,413	7,468
Closed Ended	278	-	-	-	278	1,342	1,620
Total real estate loans	1,679	-	-	2,004	3,683	83,233	86,916
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	9,679	9,679
USDA Guaranteed	-	-	-	-	-	5,110	5,110
All Other	276	-	-	505	781	19,790	20,571
Consumer	-	-	-	-	-	407	407
Total other loans	276	-	-	505	781	34,986	35,767

Total loans	$1,955	$-	$-	$2,509	$4,464	$118,219	$122,683

At June 30, 2011, the Company had $6.1 million in interest only loans, excluding lines of credit and construction loans, and no loans with potential for negative amortization.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either consumer loans or are included in groups of homogeneous loans.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

At June 30, 2011
	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$27,967	$-	$462	$-	$-	$28,429
Commercial
Owner Occupied	15,499	3,993	1,346	-	-	20,838
Non Owner Occupied	14,052	1,022	1,119	-	-	16,193
Multi-family	10,882	188	1,066	-	-	12,136
Construction or development	997	-	1,910	-	-	2,907
Home equity
Open Ended/Revolving	7,102	602	-	-	-	7,704
Closed Ended	1,376	-	156	-	-	1,532
Total real estate loans	77,875	5,805	6,059	-	-	89,739
Other loans:
Commercial business
Taxi Medallion	9,054	-	-	-	-	9,054
USDA Guaranteed	5,476	-	-	-	-	5,476
All Other	18,552	423	1,026	-	-	20,001
Consumer	396	-	-	-	-	396
Total other loans	33,478	423	1,026	-	-	34,927

Total loans	$111,353	$6,228	$7,085	$-	$-	$124,666

At December 31, 2010

	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$27,572	$-	$465	$-	$-	$28,037
Commercial
Owner Occupied	15,039	3,661	1,339	-	-	20,039
Non Owner Occupied	13,726	652	1,174	-	-	15,552
Multi-family	10,566	-	1,068	-	-	11,634
Construction or development	1,791	-	775	-	-	2,566
Home equity
Open Ended/Revolving	6,862	551	55	-	-	7,468
Closed Ended	1,463	-	157	-	-	1,620
Total real estate loans	77,019	4,864	5,033	-	-	86,916
Other loans:
Commercial business
Taxi Medallion	9,679	-	-	-	-	9,679
USDA Guaranteed	5,110	-	-	-	-	5,110
All Other	18,969	382	1,220	-	-	20,571
Consumer	407	-	-	-	-	407
Total other loans	34,165	382	1,220	-	-	35,767

Total loans	$111,184	$5,246	$6,253	$-	$-	$122,683

Note 5 – Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the three and six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Three Months Ended June 30,

	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	2,017	1,824	1,926	1,884
Charge-offs
One-to-four family	-	-	-	-
Commercial
Owner Occupied	-	-	-	-
Non Owner Occupied	-	(124)	-	(124)
Multi-family	-	-	-	-
Construction or development	(25)	(40)	(25)	(40)
Home equity
Open Ended / Revolving	(55)	-	(41)	-
Closed Ended	-	-	-	-
Commercial business
Taxi Medallion	-	-	-	-
USDA Guaranteed	-	-	-	-
Commercial Business Lines of Credit and Term Loans	(87)	(94)	-	(94)
Consumer	-	(2)	-	(2)
Total charge-offs	(167)	(260)	(66)	(260)

Recoveries
One-to-four family	-	-	-	-
Commercial
Owner Occupied	-	-	-	-
Non Owner Occupied	-	-	-	-
Multi-family	-	-	-	-
Construction or development	-	-	-	-
Home equity
Open Ended / Revolving	-	-	-	-
Closed Ended	-	-	-	-
Commercial business
Taxi Medallion	-	-	-	-
USDA Guaranteed	-	-	-	-
Commercial Business Lines of Credit and Term Loans	26	-	26	-
Consumer	1	1	1	-
Total recoveries	27	1	27	-

Provision for losses	140	179	130	120
Balance at end of period	2,017	1,744	2,017	1,744

	For the Three Months Ended June 30, 2011
	One-to-Four Family	Commercial RE Owner Occupied	Commercial RE Non Owner Occupied	Multi-Family	Construction or Development	Home Equity- Open Ended	Home Equity- Closed Ended	Taxi Medallion	USDA Guaranteed	Commercial LOC's/ Term Loans	Consumer	Unallocated	Total

Beginning Balance	136	386	236	237	36	118	6	147	-	412	4	208	1,926
Charge-offs	-	-	-	-	(25)	-	(41)	-	-	-	-	-	(66)
Recoveries	-	-	-	-	-	-	-	-	-	26	1	-	27
Provision for loan losses	(21)	(19)	30	5	157	30	38	20	-	(116)	-	6	130
Ending Balance	115	367	266	242	168	148	3	167	-	322	5	214	2,017

	For the Six Months Ended June 30, 2011
	One-to-Four Family	Commercial RE Owner Occupied	Commercial RE Non Owner Occupied	Multi-Family	Construction or Development	Home Equity- Open Ended	Home Equity- Closed Ended	Taxi Medallion	USDA Guaranteed	Commercial LOC's/ Term Loans	Consumer	Unallocated	Total

Beginning Balance	115	367	224	237	36	116	27	167	-	466	5	257	2,017
Charge-offs	-	-	-	-	(25)	-	(55)	-	-	(87)	-	-	(167)
Recoveries	-	-	-	-	-	-	-	-	-	26	1	-	27
Provision for loan losses	-	-	42	5	157	32	32	-	-	(83)	(2)	(43)	140
Ending Balance	115	367	266	242	168	148	4	167	-	322	4	214	2,017

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010.

At June 30, 2011

	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	-	-	-	-	-	-	-	-	-

Collectively evaluated for impairment	115	633	242	168	152	489	4	214	2,018

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$115	$633	$242	$168	$152	$489	$4	$214	$2,018

Loans:

Loans individually evaluated for impairment	-	1,093	-	750	-	608	-	-	2,451

Loans collectively evaluated for impairment	28,429	35,938	12,136	2,157	9,236	33,923	396	-	122,215

Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,429	$37,031	$12,136	$2,907	$9,236	$34,531	$396	$-	124,666

At December 31, 2010
	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Individually evaluated for impairment	-	-	-	-	3	42	-	-	45

Collectively evaluated for impairment	115	591	237	36	140	591	5	257	1,972

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$115	$591	$237	$36	$143	$633	$5	$257	$2,017

Loans:

Loans individually evaluated for impairment	-	1,826	1,068	775	55	732	-	-	4,456

Loans collectively evaluated for impairment	28,037	33,765	10,566	1,791	9,033	34,628	407	-	118,227

Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,037	$35,591	$11,634	$2,566	$9,088	$35,360	$407	$-	122,683

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

		Fair Value Measurements at
		June 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$18,849		$18,849
U.S. government agencies	605		605
Other securities	1,357		1,357
Total available- for-sale	20,811		20,811

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$18,128		$18,128
U.S. government agencies	614		614
Other securities	1,378		1,378
Total available- for-sale	20,120		20,120

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
(in thousands)
at June 30, 2011 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$-	$-	$-	$-
REO Property	292	-	-	292

		Fair Value Measurements
		(in thousands)
		at December 31, 2010 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$148	$-	$-	$148
REO Property	325	-	-	325

Impaired loans: During the period ending June 30, 2011, the Bank had no impaired loans with specific allocations.

Impaired loans with specific allocations, measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value of $193 thousand, with a valuation allowance of $45 thousand at December 31, 2010. This specific allowance was allocated during 2010. General reserves in this amount were reclassified to specific reserves during the year ended December 31, 2010, an amount equal to any collateral shortfall on impaired loans.

Real Estate Owned:  Real estate owned had a net carrying amount of $292 thousand, which is made up of two properties with a total outstanding balance of $855 thousand, net of direct write-downs of $563 thousand, at June 30, 2011.

At December 31, 2010 real estate owned had a net carrying amount of $325 thousand, which is made up of two properties with a total outstanding balance of $855 thousand, net of direct write-downs of $530 thousand.

Carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets
Cash and due from banks	$12,215	$12,215	$13,027	$13,027
Federal Funds Sold and money market investments	11	11	12	12
Certificate of deposit placements	1,055	1,055	2,110	2,110
Securities available for sale	20,811	20,811	20,120	20,120
Loans held for sale	907	920	400	404
Loans, net	122,272	124,106	121,208	124,469
Federal Home Loan Bank stock	522	N/A	558	N/A
Federal Reserve Bank stock	407	N/A	392	N/A
Accrued interest receivable	598	598	608	608

Financial Liabilities
Deposits	138,682	139,070	138,217	139,764
Federal Home Loan Bank advances	7,018	7,245	7,523	7,684
Other borrowings	2,902	2,996	2,841	2,902
Accrued interest payable	137	137	141	141

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

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its branch office locations in New Paltz, New York, and Staten Island, New York.  The leases are for initial terms of 15 years and 10 years, respectively and have various renewal options.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at June 30, 2011 were limited to loan origination commitments of $2.6 million (including one-to-four family loans held for sale of $296 thousand) and unused lines of credit (principally commercial and home equity lines) extended to customers of $11.4 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at June 30, 2011, consisted of adjustable and fixed rate commitments of $2.2 million and $399 thousand  respectively, with interest rates ranging from 4.25% to 6.50%.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets at June 30, 2011, amounted to $162.2 million, representing an increase of $1.4 million, or 0.9%, from $160.8 million at December 31, 2010.  The increase in assets consisted primarily of a $1.3 million increase in premises and equipment, a $1.1 million increase in loans receivable, and a $500 thousand increase in loans held for sale. These increases were partially offset by a decrease in cash and cash equivalents of $800 thousand and a $1.1 million decrease in certificate of deposit placement. The increase in premises and equipment is related to the purchase of the Bank premises building in Newburgh, NY.

Overall, loans receivable, net, increased $1.1 million, or 0.93%, to $122.3 million at June 30, 2011, from $121.2 million at December 31, 2010. Commercial loans, including taxi medallion and USDA Guaranteed loans, and commercial lines of credit decreased $829 thousand, or 2.34%, from $35.4 million to $34.5 million, and commercial and multifamily real estate loans increased $1.9 million, or 4.1%, from $47.2 million to $49.2 million.  Home equity and consumer loans increased $137 thousand or 1.4%, from $9.5 million to $9.6 million, over the same three-month period.  Residential real estate mortgage loans, excluding mortgage loans held for sale, increased $392 thousand, or 1.4%, from $28.0 million to $28.4 million. Management continues to emphasize the origination of high quality loans for retention in the loan portfolio.

Total cash and cash equivalents at June 30, 2011 decreased $813 thousand, or 6.2%, to $12.2 million from $13.0 million at December 31, 2010, while certificates of deposit at other financial institutions decreased $1.1 million, or 50.0%, to $1.1 million from $2.1 million during the same period.  Total securities at June 30, 2011 increased $691 thousand, or 3.4%, to $20.8 million from $20.1 million at December 31, 2010.

Total deposits increased by $465 thousand to $138.7 million at June 30, 2011 from $138.2 million at December 30, 2010.  Non-interest bearing deposits increased $1.9 million and interest bearing deposits decreased $1.4 million.  Over this six month period the net deposit activity consisted mainly of an increase in DDA and NOW accounts of $1.8 million and an increase in money market and savings accounts of $300 thousand, partially offset by a decrease in certificates of deposit of $1.6 million. The increase in DDA and NOW accounts is the result of a concerted effort by the Bank to attract and retain transaction-based deposit accounts.

Stockholders’ equity increased by $296 thousand to $11.1 million at June 30, 2011, from $10.8 million at December 31, 2010.  The increase was primarily attributable to the $202 thousand increase in retained earnings and a $101 thousand increase in the net unrealized gain on available-for-sale securities. The ratio of stockholders’ equity to total assets increased to 6.8% at June 30, 2011 from 6.7% at December 31, 2010.  Book value per share increased to $4.88 at June 30, 2011, from $4.75 at December 31, 2010.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Loan Composition

The following is a summary of loans receivable at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(In thousands)
Real estate loans:
One-to four family	$28,429	$28,037
Commercial
Owner Occupied	20,838	20,039
Non Owner Occupied	16,193	15,552
Multi-family	12,136	11,634
Construction or development	2,907	2,566
Home equity
Open Ended/Revolving	7,704	7,468
Closed Ended	1,532	1,620
Total real estate loans	89,739	86,916

Other loans:
Commercial business
Taxi Medallion	9,054	9,679
USDA Guaranteed*	5,476	5,110
Commercial Lines of Credit and Term Loans	20,001	20,571
Consumer	396	407
Total other loans	34,927	35,767

Total loans	124,666	122,683

Deferred loan costs net	530	542
Allowance for loan losses	(2,017)	(2,017)

Total loans receivable, net	$123,179	$121,208

* Includes premiums of $495 thousand which are not guaranteed

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

Classified Assets

Regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications.  There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.    If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  On the basis of management’s review, at June 30, 2011, the Bank had $7.1 million classified as substandard.  There were no assets classified as doubtful or loss. At December 31, 2010 the Bank had $6.3 million in assets classified as substandard. At such date, there were no assets classified as doubtful or loss.

Non-performing Assets

Loans are reviewed on an ongoing basis and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At June 30, 2011 the Bank had two foreclosed assets acquired in settlement of loans. The Bank’s non-performing assets decreased to $2.7 million at June 30, 2011 from $2.8 million at December 31, 2010.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated. At June 30, 2011, we had one loan in the amount of $614 thousand which represented a troubled debt restructuring as described below.

	At June 30,	At December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$-
Commercial
Owner Occupied	-	-
Non Owner Occupied	1,093	1,174
Multi-family	-	-
Construction or development	750	775
Home equity
Open Ended / Revolving	-	55
Closed Ended	-	-
Total real estate loans	1,843	2,004

Other Loans:
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	608	505
Consumer	-	-
Total non-performing loans	$2,451	$2,509
REO, net	292	325
Total non-performing assets	$2,743	$2,834

Ratios:
Non-performing loans to total loans	1.98%	2.05%
Non-performing loans to total assets	1.51%	1.56%
Non-performing assets to total assets	1.69%	1.76%

At June 30, 2011 total non-performing loans were $2.47 million and were comprised of 9 loans. The largest of these is a residential construction loan with 4 prepared lots, one of which is complete with a 1-4 family dwelling in Orange County, New York. This has a balance of $750 thousand and is in the process of foreclosure.

The second largest is a commercial real estate property in Middlesex County, New Jersey which operates as a restaurant. The balance of this loan is $614 thousand and has recently been restructured in the form of a Mortgage Forbearance Modification Agreement.

There were no loans past due greater than 90 days and still on accrual status at either June 30, 2011 or December 31, 2010.

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

The following table summarizes the activity in the Company’s allowance for loan losses for the six month periods ended June 30, 2011 and June 30, 2010:

	Six Months Ended
	June 30,

	2011	2010
	(Dollars in thousands)
Balance at beginning of year	2,017	1,824
Charge-offs
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	(124)
Multi-family	-	-
Construction or development	(25)	(40)
Home equity
Open Ended / Revolving	(55)	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	(87)	(94)
Consumer	-	(2)
Total charge-offs	(167)	(260)

Recoveries
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	26	-
Consumer	1	1
Total recoveries	27	1

Provision for losses	140	179
Balance at end of period	2,017	1,744

Ratio of net annualized charge-offs to average total loans	0.23%	0.46%
Ratio of allowance for loan losses to total loans	1.62%	1.55%

    Analysis of Net Interest Income

    The following table summarizes the Company’s average balance sheet for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three months ended June 30, 2011, as compared to the comparable period ended June 30, 2010.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

		For the Three Months Ended
	June 30,			June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	123,608	$1,675	5.42%	113,693	$1,622	5.64%
Fed Funds & other investments	10,760	7	0.24%	10,832	8	0.29%
Certificates of deposit	1,722	11	2.53%	2,947	18	2.45%
FRB & FHLB stock	932	11	4.58%	921	11	4.78%
Securities	20,517	197	3.85%	31,031	317	4.09%
Total interest-earning assets	$157,539	$1,901	4.83%	$159,424	$1,976	4.90%

Allowance for loan losses	(1,945)			(1,831)
Cash & Due from banks	1,932			1,885
Other Non-interest earning assets	4,402			3,276
Total assets	$161,928			$162,754

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$6,925	$12	0.71%	$6,547	$17	1.04%
Money Market accounts	33,731	83	0.99%	36,858	107	1.16%
Regular savings accounts	9,754	20	0.84%	11,405	29	1.02%
Certficates of Deposit	69,665	416	2.39%	70,835	484	2.74%
Total interest-bearing deposits	$120,075	531	1.77%	$125,645	637	2.03%

Borrowings	9,994	96	3.80%	10,820	117	4.34%
Total interest-bearing liabilities	$130,069	$627	1.93%	$136,465	$754	2.22%

Non-interest-bearing liabilities	21,223			16,295		.
Total liabilities	151,292			152,760

Stockholders' equity	10,636			9,994
Total liabilities and stockholders' equity	$161,928			$162,754
Net interest income		$1,274			$1,222

Average interest rate spread (1)		2.90%		2.68%
Net interest margin (2)		3.23%		3.07%
Net interest-earning assets (3)	$27,470		$22,959
Ratio of average interest-earning assets to average interest-bearing liabilities		121.12%		116.82%

		For the Six Months Ended
	June 30,			June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	$123,302	$3,363	5.42%	111,556	$3,186	5.68%
Fed Funds & other investments	10,419	23	0.44%	11,143	19	0.34%
Certificates of deposit	1,820	14	1.55%	3,179	35	2.22%
FRB & FHLB stock	469	23	9.81%	910	25	5.49%
Securities	20,076	373	3.72%	31,153	648	4.16%
Total interest-earning assets	$156,086	$3,796	4.84%	$157,941	$3,913	4.93%

Allowance for loan losses	(1,983)			(1,670)
Cash & Due from banks	1,949			1,574
Other Non-interest earning assets	3,879			3,256
Total assets	$159,931			$161,101

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$7,158	$24	0.69%	$6,338	$24	0.76%
Money Market accounts	33,757	164	0.98%	36,914	220	1.20%
Regular savings accounts	9,825	45	0.93%	10,657	55	1.04%
Certficates of Deposit	68,755	828	2.43%	71,052	980	2.78%
Total interest-bearing deposits	$119,495	1,061	1.79%	$124,961	1,279	2.06%

Borrowings	10,101	194	3.82%	10,444	213	4.11%
Total interest-bearing liabilities	$129,596	$1,255	1.95%	$135,405	$1,492	2.22%

Non-interest-bearing liabilities	19,824			16,004		.
Total liabilities	149,420			151,409

Stockholders' equity	10,511			9,692
Total liabilities and stockholders' equity	$159,931			$161,101
Net interest income		$2,541			$2,421

Average interest rate spread (1)		2.91%		2.71%
Net interest margin (2)		3.26%		3.07%
Net interest-earning assets (3)	$26,490		$22,536
Ratio of average interest-earning assets to average interest-bearing liabilities		120.44%		116.64%
__________________

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended June 30, 2011 and June 30, 2010

General.  For the quarter ended June 30, 2011, the Company recognized net income of $164 thousand, or $0.07 per basic and diluted share, as compared to net income of $63 thousand, or $0.03 per basic and diluted share, for the quarter ended June 30, 2010.

Interest Income.  Interest income remained relatively unchanged at $1.9 million for the quarter ended June 30, 2011 compared to $2.0 million for the quarter ended June 30, 2010.  A modest decrease of $75 thousand was primarily attributable to a $120 thousand decrease in interest income from securities partially offset by a $53 thousand increase in loan interest income.

The average balance of the loan portfolio increased to $123.6 million for the three months ended June 30, 2011 from $113.7 million for the three months ended June 30, 2010, while the average yield decreased from 5.64% for the quarter ended June 30, 2010 to 5.42% for the quarter ended June 30, 2011.   The average balance and yield of the Bank’s investment securities for the quarter ended June 30, 2011, was $20.5 million and 3.85%, respectively, as compared to an average balance of $31.0 million and a yield of 4.09% for the comparable quarter ended one-year earlier.

Interest Expense.  Total interest expense for the quarter ended June 30, 2011, decreased by $127 thousand to $627 thousand, from $754 thousand for the prior year period.  Average balances of total interest-bearing liabilities decreased $6.4 million to $130.1 million for the quarter ended June 30, 2011, from $136.5 million for the quarter ended June 30, 2010. The average cost for those liabilities decreased to 1.93% from 2.22% for the same respective period one year earlier reflecting lower market interest rates.

The average balances of the Bank’s certificates of deposit portfolio decreased to $69.7 million at an average cost of 2.39% over the quarter ended June 30, 2011, from $70.8 million at an average cost of 2.74% over the same quarter ended one-year earlier.  The $1.2 million decrease was primarily attributable to the maturing and renewing of certificate of deposits in a lower interest rate environment.  Regular savings account average balances decreased to $9.8 million, or $1.7 million, from $11.4 million for the quarter ended June 30, 2010. These had an average cost of 0.84% for the quarter ended June 30, 2011 compared to an average cost of 1.02% for the quarter ended June 30, 2010.

Average money market account balances decreased $3.1 million to $33.7 million at an average cost of 0.99% for the quarter ended June 30, 2011, from $36.9 million at an average cost of 1.16% for the quarter ended June 30, 2010.

For the quarter ended June 30, 2011, the average balance of the Company’s borrowed funds was $10.0 million and its average cost was 3.80%, as compared to $10.8 million and an average cost of 4.34% for the quarter ended June 30, 2010.  At June 30, 2011, the weighted average term to maturity of our borrowings was approximately 1.3 years.

Net Interest Income.  Net interest income was approximately $1.3 million for the quarter ended June 30, 2011, as compared to $1.2 million for the same quarter in the prior year.  Our average interest rate spread increased to 2.90% for the quarter ended June 30, 2011, from 2.68% for the quarter ended June 30, 2010, while our net interest margin increased to 3.24% from 3.07%, over the same respective periods. These increases were primarily attributable to decreased cost of deposits.

Provision for Loan Losses.  For the three months ended June 30, 2011, management recorded a $130 thousand provision for loan losses. The Company does not have substantial historical loan loss experience, however, management records loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio. Comparatively, the provision was $120 thousand for the quarter ended June 30, 2010.

Non-Interest Income.  Non-interest income for the quarter ended June 30, 2011 increased $54 thousand to approximately $393 thousand as compared to $339 thousand for the quarter ended June 30, 2010.  Service charges and fees increased by $38 thousand, from $134 thousand for the quarter ended June 30, 2010, to $172 thousand for the quarter ended June 30, 2011, primarily as a result of servicing a greater number of deposit and loan customers.  The net gain on the sales of real estate mortgage loans remained relatively unchanged, decreasing $1 thousand, to $21 thousand for the quarter ended June 30, 2011. Other non-interest income increased to $200 thousand for the quarter ended June 30, 2011, from $37 thousand for the same quarter in 2010, resulting from the receipt of a partial dividend in the amount of $182 thousand on a prior charge-off of a certificate of deposit placement in a failed bank as previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2011.

Non-Interest Expense.  Non-interest expense for the quarter ended June 30, 2011 decreased $31 thousand when compared to the same quarter in 2010, primarily resulting from decreases in occupancy and data processing fees partially offset by an increase in compensation and benefits.

Income Tax Expense.  Income tax expense was $26 thousand for the quarter ended June 30, 2011 as compared to $0 for the quarter ended June 30, 2010 resulting from our increased net income in the 2011 quarter.

Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010

General.  For the six months ended June 30, 2011, the Company recognized net income of $202 thousand, or $0.09 per basic and diluted share, as compared to net income of $119 thousand, or $0.06 per basic and diluted share, for the six months ended June 30, 2010.

Interest Income.  Interest income decreased by $117 thousand, from $3.9 million to $3.8 million, for the six months ended June 30, 2011 and June 30, 2010.  This decrease was primarily attributable to a $275 thousand decrease in interest income from securities, partially offset by a $177 thousand increase in loan interest income.

The average balance of the loan portfolio increased to $123.3 million for the six months ended June 30, 2011 from $111.6 million for the six months ended June 30, 2010, while the average yield decreased from 5.68% for the six months ended June 30, 2010 to 5.42% for the six ended June 30, 2011.   The average balance and yield of the Bank’s investment securities for the six months ended June 30, 2011, was $20.1 million and 3.73%, respectively, as compared to an average balance of $31.2 million and a yield of 4.16% for the comparable six month period one-year earlier.

Interest Expense.  Total interest expense for the six months ended June 30, 2011, decreased by $237 thousand, from $1.5 million to $1.3 million, when compared to the prior year period.  Average balances of total interest-bearing liabilities decreased $5.8 million to $129.6 million for the six months ended June 30, 2011, from $135.4 million for the six months ended June 30, 2010. The average cost for those liabilities decreased to 1.95% from 2.22% for the same respective period one year earlier reflecting lower market interest rates.

The average balances of the Bank’s certificates of deposit portfolio decreased to $68.8 million at an average cost of 2.43% over the six months ended June 30, 2011, from $71.1 million at an average cost of 2.78% over the same period one-year earlier.  The $2.3 million decrease was primarily attributable to the maturing and renewing of certificate of deposits in a lower interest rate environment.  Regular savings account average balances decreased by $832 thousand to $9.8 million. These had an average cost of 0.93% for the six months ended June 30, 2011 compared to an average cost of 1.04% for the six months ended June 30, 2010.

Average money market account balances decreased $3.2 million to $33.8 million at an average cost of 0.98% for the six months ended June 30, 2011, from $36.9 million at an average cost of 1.20% for the six months ended June 30, 2010.

For the six months ended June 30, 2011, the average balance of the Company’s borrowed funds was $10.1 million and its average cost was 3.82%, as compared to $10.4 million and an average cost of 4.11% for the six months ended June 30, 2010.   At June 30, 2011, the weighted average term to maturity of our borrowings was approximately 1.3 years.

Net Interest Income.  Net interest income was approximately $2.5 million for the six months ended June 30, 2011, as compared to $2.4 million for the same period in the prior year.  Our average interest rate spread increased to 2.91% for the six months ended June 30, 2011, from 2.71% for the six months ended June 30, 2010, while our net interest margin increased to 3.26% from 3.07%, over the same respective periods. These increases were primarily attributable to decreased cost of deposits.

Provision for Loan Losses.  For the six months ended June 30, 2011, management recorded a $140 thousand provision for loan losses. The Company does not have substantial historical loan loss experience, however, management records loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio. Comparatively, the provision was $179 thousand for the six months ended June 30, 2010.

Non-Interest Income.  Non-interest income for the six months ended June 30, 2011 increased $126 thousand to approximately $630 thousand as compared to $504 thousand for the six months ended June 30, 2010.  Service charges and fees increased by $87 thousand, from $239 thousand for the six months ended June 30, 2010, to $326 thousand for the six months ended June 30, 2011, primarily as a result of servicing a greater number of deposit and loan customers.  The net gain on the sales of real estate mortgage loans increased $26 thousand to $83 thousand for the six months ended June 30, 2011, as compared to $57 thousand for the six months ended June 30, 2010. This increase is due to the sale of a Small Business Administration guaranteed loan into the secondary market during the first quarter of 2011. Other non-interest income increased to $221 thousand for the six months ended June 30, 2011, from $62 thousand for the same period in 2010, an increase of $159 thousand. This increase was primarily attributable to a partial dividend in the amount of $182 thousand received from a prior charge-off of a certificate deposit placement in a failed bank.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2011 increased $166 thousand when compared to the same period in 2010, primarily resulting from an increase in compensation and benefits of $138 thousand and other non-interest expense of $93 thousand.  The increase in compensation and benefits is related to the allocation of additional customer service resources to assist in marketing the bank’s existing and newly developed products.  The increase in other expense is related to charges incurred for certain death benefits paid to a former employee and a partial write down of the carrying value of real estate owned during the first six months of 2011.

Income Tax Expense.  Income tax expense was $36 thousand for the six months ended June 30, 2011 as compared to $0 for the six months ended June 30, 2010.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the six months ended June 30, 2011, the net activity of originated loans, sales and principal payments increased the loan portfolio by $1.1 million.  At June 30, 2011, the Company had outstanding loan origination commitments of $2.6 million (including one-to-four-family real estate mortgage loans held for sale of $296 thousand) and undisbursed lines of credit and construction loans in process of $11.4 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At June 30, 2011, total deposits were approximately $138.7 million of which approximately $67.3 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from June 30, 2011, totaled $34.6 million.  Based on past experience the Company anticipates that most of these certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.2 million.  This credit facility is secured by 100% of the outstanding shares of the Bank for an original period of two years. During August 2010 the Company exercised its option to renew the facility for an additional year. This facility matures on August 31, 2011. As of June 30, 2011, the outstanding balance was $2.9       million. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments.  Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds.  In general, the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed.  The Bank monitors its liquidity on a regular basis.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during the quarter ending June 30, 2011.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 5.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 6.0%, of which 4.0% must be core (Tier 1) capital.  As of June 30, 2011, the Bank’s risk weighted capital to risk weighted assets was 12.96%; its Tier I capital to risk weighted assets was 11.71% and its Tier I capital to average assets capital ratio was 8.13%.  As of December 31, 2010, the Bank’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets capital ratios were 13.0%, 11.8% and 8.0%, respectively.

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

Item 4T.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of June 30, 2011, and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any changes in such internal control over financial reporting that have materially been affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Document	Reference to Previous Filing, If Applicable

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of August 12, 2011.

ES Bancshares, Inc.

Date: August 12, 2011	By: /s/ Philip Guarnieri
Philip Guarnieri
President and Co-Chief Executive Officer

Date: August 12, 2011	By: /s/ Thomas Sperzel
Thomas Sperzel
Senior Vice President and Chief Financial Officer