Form 10-Q
period 2011-09-30
ES Bancshares, Inc.
filed 2011-11-10
CIK 1358254

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
YES [X]. NO [  ].

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

As of November 10, 2011 there were 2,269,070 issued and outstanding shares of the Registrant’s Common Stock

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ES BANCSHARES, INC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In thousands)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Cash and cash equivalents:
Cash and due from banks	$12,241	$13,027
Federal funds sold and other money market investments	11	12
Total cash and cash equivalents	12,252	13,039
Certificates of deposit at other financial institutions	1,055	2,110

Securities available for sale, at fair value	19,817	20,120

Real estate mortgage loans held for sale	-	400

Loans receivable	126,639	122,683
Deferred cost	519	542
Allowance for loan losses	(2,000)	(2,017)
Total loans receivable, net	125,158	121,208
Accrued interest receivable	633	608
Federal Reserve Bank stock	407	392
Federal Home Loan Bank stock	511	558
Goodwill	581	581
Premises and equipment, net	1,726	485
Prepaid FDIC Assessment	326	543
Real estate owned	149	325
Other assets	488	441
Total assets	$163,103	$160,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$22,129	$17,896
Interest bearing	118,491	120,321
Total deposits	140,620	138,217

Borrowed funds	9,701	10,364
Accrued interest payable	135	141
Other liabilities	1,376	1,310
Total liabilities	151,832	150,032

Commitments and contingencies (Note 7)

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized;
2,269,070 shares issued at September 30, 2011	22	22
2,269,070 shares issued at December 31, 2010
Additional paid-in-capital	19,756	19,761
Accumulated deficit	(8,880)	(9,228)
Accumulated other comprehensive income	373	223
Total stockholders' equity	11,271	10,778
Total liabilities and stockholders' equity	$163,103	$160,810

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Interest and dividend income:
Loans	$1,679	$1,646	$5,042	$4,832
Securities	185	257	558	905
Certificates of deposit	7	13	30	48
Fed Funds and other earning assets	18	21	55	65
Total interest and dividend income	1,889	1,937	5,685	5,850

Interest expense:
Deposits	465	613	1,526	1,892
Borrowed funds	97	109	291	322
Total interest expense	562	722	1,817	2,214

Net interest income	1,327	1,215	3,868	3,636

Provision for loan losses	85	165	225	344
Net interest income after provision for loan losses	1,242	1,050	3,643	3,292

Non-interest income:
Service charges and fees	225	112	551	291
Gain on sale of securities	69	162	69	308
Net gain on sale of loans	34	26	117	83
Other	25	47	246	169
Total non-interest income	353	347	983	851

Non-interest expense:
Compensation and benefits	699	634	2,033	1,830
Occupancy and equipment	176	185	505	566
Data processing service fees	93	104	238	262
Other	457	409	1,442	1,301
Total non-interest expense	1,425	1,332	4,218	3,959

Net income before income taxes	170	65	408	184
Income tax expense	24	-	60	-
Net income	$146	$65	$348	$184

Other comprehensive income:
Net unrealized gain on available-for-sale securities	49	150	150	576
Comprehensive income	$195	$215	$498	$760

Weighted average:
Common shares	2,269,070	2,071,070	2,269,070	2,071,070
Earnings per common share:
Basic	$0.06	$0.03	$0.15	$0.09
Diluted	$0.06	$0.03	$0.15	$0.09

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(In thousands of dollars except, share data)

	Capital Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2010	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Stock based compensation, net	-	-	10	-	-	10

Comprehensive income:
Net income for the period	-	-	-	184	-	184
Net unrealized gain on available-for-sale securities	-	-	-	-	576	576
Total comprehensive income						760

Balance at September 30, 2010	2,071,070	$20	$18,980	$(9,532)	$783	$10,251

Balance at January 1, 2011	2,269,070	$22	$19,761	$(9,228)	$223	$10,778

Stock based compensation, net	-	-	(5)	-	-	(5)

Comprehensive income:
Net income for the period	-	-	-	348	-	348
Net unrealized gain on available-for-sale securities	-	-	-	-	150	150
Total comprehensive income						498

Balance at September 30, 2011	2,269,070	$22	$19,756	$(8,880)	$373	$11,271

See accompanying notes to financial statements

ES BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
(Dollars in thousands)

	2011	2010

Cash flows from operating activities:
Net income for period	$348	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	344
Depreciation expense	144	187
Amortization (accretion) of deferred fees, discounts and premiums, net	(101)	48
Mortgage loans originated for sale	(6,389)	(8,214)
Proceeds from sale of mortgage loans held for sale	6,906	6,700
Net gain on sales of mortgage loans	(117)	(83)
Stock based compensation expense	(5)	10
Net gain on sales of investment securities	(69)	(308)
Loss on impairment of foreclosed asset	35	-
Changes in assets and liabilities:
Increase (decrease) in other assets	192	51
(Decrease) increase in accrued expenses and other liabilities	(83)	(172)
Net cash used in operating activities	1,086	(1,253)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	1,055	1,575
Purchase of available-for-sale securities	(3,728)	(5,934)
Proceeds from sales of available-for-sale securities	1,337	5,211
Proceeds from principal payments and maturities of securities	3,133	4,741
Net disbursements (repayments) for loan originations	(2,920)	(10,021)
Purchases of loans	(1,278)	(4,120)
Redemption/ (purchase) of Federal Home Loan Bank stock	47	4
Purchase of Federal Reserve Bank stock	(15)	(64)
Leasehold improvements and acquisitions of capital assets, net of disposals	(1,385)	(66)
Proceeds from sale of foreclosed assets	141	-
Net cash used in investing activities	(3,613)	(8,674)
Cash flows from financing activities:
Net increase in deposits	2,403	4,563
Proceeds of advances from line of credit & FHLB	61	1,189
Repayment of advances	(724)	(735)
Net proceeds from common stock issuance	-	-
Net cash provided by financing activities	1,740	5,017

Net decrease in cash and cash equivalents	(787)	(4,910)
Cash and cash equivalents at beginning of period	13,039	14,785

Cash and cash equivalents at end of period	$12,252	$9,875

Supplemental cash flow information
Interest paid	$1,823	$2,229
Income taxes paid	57	-
Transfer of Loans to REO	-	206

See accompanying notes to financial statements.

ES BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations

The consolidated financial statements include the accounts of ES Bancshares, Inc. (the Company) and Empire State Bank (the” Bank”) and Empire Lockbox Settlement Inc., the Company’s wholly owned subsidiaries, and the Bank’s wholly owned subsidiaries, Iron Creek LLC and North Plank Realty Inc. The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated.

The Bank  was organized under federal law in 2004 as a national bank regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank’s deposits are insured up to legal limits by the FDIC. In March 2009, the Bank converted its charter to a New York State commercial bank charter, with the New York Banking Department becoming its primary state regulator.

The Bank is a full service commercial bank that offers a variety of financial services to meet the needs of communities in its market area. The Bank attracts deposits from the general public and uses such deposits to originate commercial loans, commercial revolving lines of credit and term loans including New York City taxi medallion loans and USDA and SBA guaranteed loans, commercial real estate, mortgage loans secured by one-to four-family residences, home equity lines, and to a lesser extent construction, land, and consumer installment loans. The Bank also invests in mortgage-backed and other securities permissible for a New York State chartered commercial bank. The Bank’s primary area for deposits includes the Town of Newburgh and the Village of New Paltz, in addition to the communities surrounding those offices, and the borough of Staten Island. The Bank’s primary market area for its lending activities consists of the communities within Orange County, Ulster County, the five boroughs of New York City, and portions of Dutchess, Rockland, Putnam and Westchester Counties, New York.

During the quarter ended June 30, 2011 the Bank established two subsidiaries. Iron Creek LLC is a single member LLC whose sole purpose is to house the Bank premises building in Newburgh, NY. North Plank Realty Inc. is a New York C-Corporation whose sole purpose is to house any newly acquired properties as a result of foreclosure or other problem loan resolution.

During the quarter the ended June 30, 2011 the Company formed a subsidiary. Empire Lockbox Settlements Inc. is a New York C-Corporation whose purpose is to offer lockbox services to companies that offer factoring services to retailers.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. No warrants or stock options were considered in computing diluted earnings per share because their exercise price was greater than our weighted average share price for the periods presented and therefore to do so would have been anti-dilutive. The Company had 171,250 options outstanding that met this definition at September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(in thousands, except per share data)
Net income attributable to Common Shareholders	$146	$65	$348	$184
Average number of Common Shares Outstanding-basic	2,269	2,071	2,269	2,071

Average number of common shares outstanding-diluted	2,269	2,071	2,269	2,071
Income per common share attributable to common shareholders:
Basic	$0.06	$0.03	$0.15	$0.09
Diluted	0.06	0.03	0.15	0.09

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

The Company follows FASB Accounting Standards Codification with respect to accounting for income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years prior to 2007.

At September 30, 2011, the Company assessed its earnings history and trend over the past two years, its estimate of future earnings, and the expiration dates of its net operating loss carryforwards. Based on this assessment, the Company determined that it was more likely than not that a portion of its deferred tax assets will be realized before their expiration. The Company’s net deferred tax asset had a carrying value of $185 thousand at both September 30, 2011 and December 31, 2010.

Adoption of New Accounting Guidance

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-8, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-8”). ASU 2011-8 clarifies the guidance for goodwill impairment testing by allowing companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 includes a number of events and circumstances for companies to consider in conducting the qualitative assessment. ASU 2011-8 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-8 is not anticipated to have a material impact on the Company.

In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-2, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring" ("ASU 2011-2").  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring ("TDR") outlined in Accounting Standards Codification ("ASC") No. 310-40, "Receivables—Troubled Debt Restructurings by Creditors," by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant  delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  ASU 2011-2 is effective for interim periods beginning on or after June 15, 2011.  Adoption of ASU 2011-2 did not have a material effect on the Company.

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

Note 3 – Investment Securities

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at September 30, 2011 and December 31, 2010.

	September 30, 2011
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$17,295	$606	$--	$17,901
U.S. Government Agencies	600	1	--	601
Trust Preferred Securities	1,300	45	(30)	1,315
Total	$19,195	$652	$(30)	$19,817

	December 31, 2010
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities-residential	$17,838	$290	$--	$18,128
U.S. Government Agencies	600	14	--	614
Trust Preferred Securities	1,300	78	--	1,378
Total	$19,738	$382	$--	$20,120

There were no securities held to maturity or trading at September 30, 2011 or December 31, 2010.

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at September 30, 2011, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	September 30, 2011
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$17,295	$17,901
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	600	601
One year to less than three years	--	--
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	1,300	1,315
Total	$19,195	$19,817

The following is a summary of the securities in an unrealized loss position at September 31, 2011 and the amount of time they have been in a loss position.

September 30, 2011

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(In thousands)

Mortgage-backed securities	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	420	(30)	-	-	420	(30)
Total temporarily impaired	$420	$(30)	$-	$-	$420	$(30)

There were no securities in an unrealized loss position at December 31, 2010.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. At September 30, 2011 we determined that there were no other-than-temporary impairments on securities held in our portfolio.

Gains on sales of securities during the nine months ended September 30, 2011 amounted to $69 thousand. There were no losses on sales of securities during the nine months ended September 30, 2011. Gains on sales of securities during the nine months ended September 30, 2010 were $308 thousand. There were no losses recognized on sales of securities during the nine months ended September 30, 2010.

Note 4 – Loans

The following is a summary of loans receivable at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(In thousands)
Real estate loans:
One-to four family	$28,660	$28,037
Commercial
Owner Occupied	20,868	20,039
Non Owner Occupied	16,604	15,552
Multi-family	10,977	11,634
Construction or development	2,720	2,566
Home equity
Open Ended/Revolving	7,571	7,468
Closed Ended	1,551	1,620
Total real estate loans	88,951	86,916

Other loans:
Commercial business
Taxi Medallion	12,648	9,679
USDA Guaranteed*	6,119	5,110
Commercial Lines of Credit and Term Loans	18,566	20,571
Consumer	355	407
Total other loans	37,688	35,767

Total loans	126,639	122,683

Deferred loan costs net	519	542
Allowance for loan losses	(2,000)	(2,017)

Total loans receivable, net	$125,158	$121,208

* Includes premiums of $455 thousand and $402 thousand, respectively, which are not guaranteed.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010.

September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,089	1,089	-
Multi-family	-	-	-
Construction or development	816	650	-
Home equity
Open Ended/Revolving	-	-	-
Closed Ended	-	-	-
Total real estate loans	1,905	1,739	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	611	551	-
Consumer	-	-	-
Total other loans	611	551	-

Total loans	$2,516	$2,290	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	-	-	-
Multi-family	-	-	-
Construction or development	-	-	-
Home equity
Open Ended/Revolving	-	-	-
Closed Ended	-	-	-
Total real estate loans	-	-	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	102	51	40
Consumer	-	-	-
Total other loans	102	51	40

Total loans	$102	$51	$40

December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
		(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,826	1,826	-
Multi-family	1,068	1,068	-
Construction or development	816	775	-
Home equity
Open Ended/Revolving	-	-	-
Closed Ended	-	-	-
Total real estate loans	3,710	3,669	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	668	594	-
Consumer	-	-	-
Total other loans	668	594	-

Total loans	$4,378	$4,263	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	-	-	-
Multi-family	-	-	-
Construction or development	-	-	-
Home equity
Open Ended/Revolving	75	55	3
Closed Ended	-	-	-
Total real estate loans	75	55	3
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	138	138	42
Consumer	-	-	-
Total other loans	138	138	42

Total loans	$213	$193	$45

Included in impaired loans above is a $610 thousand loan whose terms have been modified in troubled debt restructurings as of September 30, 2011. While this loan was performing according to its modified terms, subsequent to September 30, 2011 the loan subsequently defaulted and entered the foreclosure process. As of September 30, 2011, the Company has not committed to lend any additional amounts to customers with outstanding loans that have been modified as troubled debt restructurings. There were no specific reserves allocated to this loan at September 30, 2011.

There were no other modifications of loans during the period ended September 30, 2011.

	Average of Individually Impaired Loans During Nine Months Ended September 30, 2011	Interest Income Recognized During Impairment	Cash-Basis Interest Income Recognized

Real estate loans:
One-to four family	$-	$-	$-
Commercial
Owner Occupied	-	-	-
Non Owner Occupied	1,342	-	-
Multi-family	474	-	-
Construction or development	742	-	-
Home equity
Open Ended/Revolving	26	-	-
Closed Ended	-	-	-
Total real estate loans	2,584	-	-
Other loans:
Commercial business
Taxi Medallion	-	-	-
USDA Guaranteed	-	-	-
All Other	550	-	-
Consumer	-	-	-
Total other loans	550	-	-

Total loans	$3,134	$-	$-

Nine months ended
September 30,
2010
Average of individually impaired loans during period	4,860
Interest income recognized during impairment	1
Cash-basis interest income recognized	-

The following tables present the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:

At September 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$1,039	$-	$-	$-	$1,039	$27,621	$28,660
Commercial
Owner Occupied	421	-	-	-	421	20,447	20,868
Non Owner Occupied	-	-	-	1,089	1,089	15,515	16,604
Multi-family	188	1,065	-	-	1,253	9,724	10,977
Construction or development	-	-	-	650	650	2,070	2,720
Home equity
Open Ended/Revolving	326	-	-	-	326	7,245	7,571
Closed Ended	-	-	-	-	-	1,551	1,551
Total real estate loans	1,974	1,065	-	1,739	4,778	84,173	88,951
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	12,648	12,648
USDA Guaranteed	-	-	-	-	-	6,119	6,119
All Other	48	-	-	602	650	17,916	18,566
Consumer	-	-	-	-	-	355	355
Total other loans	48	-	-	602	650	37,038	37,688

Total loans	$2,022	$1,065	$-	$2,341	$5,428	$121,211	$126,639

At December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$584	$-	$-	$-	$584	$27,453	$28,037
Commercial
Owner Occupied	817	-	-	-	817	19,222	20,039
Non Owner Occupied	-	-	-	1,174	1,174	14,378	15,552
Multi-family	-	-	-	-	-	11,634	11,634
Construction or development	-	-	-	775	775	1,791	2,566
Home equity
Open Ended/Revolving	-	-	-	55	55	7,413	7,468
Closed Ended	278	-	-	-	278	1,342	1,620
Total real estate loans	1,679	-	-	2,004	3,683	83,233	86,916
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	9,679	9,679
USDA Guaranteed	-	-	-	-	-	5,110	5,110
All Other	276	-	-	505	781	19,790	20,571
Consumer	-	-	-	-	-	407	407
Total other loans	276	-	-	505	781	34,986	35,767

Total loans	$1,955	$-	$-	$2,509	$4,464	$118,219	$122,683

At September 30, 2011, the Company had $7.0 million in interest only loans, excluding lines of credit and construction loans, and no loans with potential for negative amortization.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all non-homogeneous loans, regardless of the outstanding balance, such as commercial and commercial real estate loans.  This analysis is performed on annual basis and when conditions around the credit change warranting a more frequent review. Homogeneous loans, such as consumer loans and residential loans, are rated only when financial conditions around the credit warrant a review or the loans goes past due 90 days. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are either consumer loans or are included in groups of homogeneous loans which are not rated unless individually unless conditions warrant.  As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

At September 30, 2011
	Not Rated	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$28,199	$-	$-	$461	$-	$-	$28,660
Commercial
Owner Occupied		15,584	3,942	1,342	-	-	20,868
Non Owner Occupied		14,062	1,453	1,089	-	-	16,604
Multi-family		9,538	374	1,065	-	-	10,977
Construction or development		910	-	1,810	-	-	2,720
Home equity
Open Ended/Revolving	7,169	-	402	-	-	-	7,571
Closed Ended	1,396	-	-	155	-	-	1,551
Total real estate loans	36,764	40,094	6,171	5,922	-	-	88,951
Other loans:
Commercial business
Taxi Medallion		12,648	-	-	-	-	12,648
USDA Guaranteed		6,119	-	-	-	-	6,119
All Other		17,132	462	972	-	-	18,566
Consumer	355	-	-	-	-	-	355
Total other loans	355	35,899	462	972	-	-	37,688

Total loans	$37,119	$75,993	$6,633	$6,894	$-	$-	$126,639

At December 31, 2010
	Not Rated	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$27,572	$-	$-	$465	$-	$-	$28,037
Commercial
Owner Occupied		15,039	3,661	1,339	-	-	20,039
Non Owner Occupied		13,726	652	1,174	-	-	15,552
Multi-family		10,566	-	1,068	-	-	11,634
Construction or development		1,791	-	775	-	-	2,566
Home equity							-
Open Ended/Revolving	6,862	-	551	55	-	-	7,468
Closed Ended	1,463	-	-	157	-	-	1,620
Total real estate loans	35,897	41,122	4,864	5,033	-	-	86,916
Other loans:
Commercial business
Taxi Medallion		9,679	-	-	-	-	9,679
USDA Guaranteed		5,110	-	-	-	-	5,110
All Other		18,969	382	1,220	-	-	20,571
Consumer	407	-	-	-	-	-	-
Total other loans	407	33,758	382	1,220	-	-	35,767

Total loans	$36,304	$74,880	$5,246	$6,253	$-	$-	$122,683

Note 5 – Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the three and nine months ended September 30, 2011 and September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	2,017	1,744	2,017	1,824
Charge-offs
One-to-four family	-	-	-	-
Commercial
Owner Occupied	-	-	-	-
Non Owner Occupied	-	(90)	-	(214)
Multi-family	-	-	-	-
Construction or development	(100)	-	(125)	(40)
Home equity
Open Ended / Revolving	-	(20)	(55)	(20)
Closed Ended	-	-	-	-
Commercial business
Taxi Medallion	-	-	-	-
USDA Guaranteed	-	-	-	-
Commercial Business Lines of Credit and Term Loans	-	(24)	(87)	(118)
Consumer	(2)	-	(2)	(2)
Total charge-offs	(102)	(134)	(269)	(394)

Recoveries
One-to-four family	-	-	-	-
Commercial
Owner Occupied	-	-	-	-
Non Owner Occupied	-	-	-	-
Multi-family	-	-	-	-
Construction or development	-	-	-	-
Home equity
Open Ended / Revolving	-	-	-	-
Closed Ended	-	-	-	-
Commercial business
Taxi Medallion	-	-	-	-
USDA Guaranteed	-	-	-	-
Commercial Business Lines of Credit and Term Loans	-	-	26	1
Consumer	-	-	1	-
Total recoveries	-	-	27	1

Provision for losses	85	165	225	344
Balance at end of period	2,000	1,775	2,000	1,775

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010.

	For the Three Months Ended September 30, 2011
	One-to- Four Family	Commercial Real Estate	Construction or Development	Home Equity	Commercial LOC's/ Term Loans	Consumer	Unallocated	Total

Beginning Balance	115	875	168	151	489	5	214	2,017
Charge-offs	-	-	(100)	-	-	(2)	-	(102)
Recoveries	-	-	-	-	-	-	-	-
Provision for loan losses	1	(2)	98	1	(36)	36	(13)	85
Ending Balance	116	873	166	152	453	39	201	2,000

	For the Nine Months Ended September 30, 2011

	One-to- Four Family	Commercial Real Estate	Construction or Development	Home Equity	Commercial LOC's/ Term Loans	Consumer	Unallocated	Total

Beginning Balance	115	828	36	143	633	5	257	2,017
Charge-offs	-	-	(125)	(55)	(87)	(2)	-	(269)
Recoveries	-	-	-	-	26	1	-	27
Provision for
loan losses	1	45	255	64	(119)	35	(56)	225
Ending Balance	116	873	166	152	453	39	201	2,000

At September 30, 2011
	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	-	-	-	-	-	40	-	-	40
Collectively evaluated for impairment	116	641	232	166	152	413	39	201	1,960

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$116	$641	$232	$166	$152	$453	$39	$201	$2,000

Loans:

Loans individually evaluated for impairment	-	1,089	-	650	-	602	-	-	2,341

Loans collectively evaluated for impairment	28,660	36,383	10,977	2,070	9,122	36,731	355	-	124,298

Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,660	$37,472	$10,977	$2,720	$9,122	$37,333	$355	$-	126,639

At December 31, 2010
	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Individually evaluated for impairment	-	-	-	-	3	42	-	-	45

Collectively evaluated for impairment	115	591	237	36	140	591	5	257	1,972

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$115	$591	$237	$36	$143	$633	$5	$257	$2,017

Loans:

Loans individually evaluated for impairment	-	1,826	1,068	775	55	732	-	-	4,456

Loans collectively evaluated for impairment	28,037	33,765	10,566	1,791	9,033	34,628	407	-	118,227

Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,037	$35,591	$11,634	$2,566	$9,088	$35,360	$407	$-	122,683

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

Assets measured at fair value on recurring basis are summarized below.

		Fair Value Measurements at
		September 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$17,901		$17,901
U.S. government agencies	601		601
Other securities	1,315		1,315
Total available- for-sale	19,817		19,817

		Fair Value Measurements at
		December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Financial Assets
Investment securities available-for sale:
Mortgage-backed securities – residential	$18,128		$18,128
U.S. government agencies	614		614
Other securities	1,378		1,378
Total available- for-sale	20,120		20,120

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		(in thousands)
		at September 30, 2011 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans
Commercial Term Loan	$11	$-	$-	$11
REO Property
Construction or development	149	-	-	149

		Fair Value Measurements
		(in thousands)
		at December 31, 2010 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans
Closed end home equity	$52	$-	$-	$52
Commercial term loan	96			96
REO Property
Construction or development	325	-	-	325

Impaired loans: During the period ending September 30, 2011, the Bank had one commercial business-other loan that was impaired with a book value of $51 thousand which had a valuation allowance of $40 thousand. This specific allowance was allocated during the current quarter.

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

Real Estate Owned:  Real estate owned had a net carrying amount of $149 thousand, which is made up of one property with a total outstanding balance of $649 thousand, net of direct write-downs of $500 thousand, at September 30, 2011.

At December 31, 2010 real estate owned had a net carrying amount of $325 thousand, which is made up of two properties with a total outstanding balance of $855 thousand, net of direct write-downs of $530 thousand.

Carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets
Cash and due from banks	$12,241	$12,241	$13,027	$13,027
Federal Funds Sold and money market investments	11	11	12	12
Certificate of deposit placements	1,055	1,055	2,110	2,110
Securities available for sale	19,817	19,817	20,120	20,120
Loans held for sale	-	-	400	404
Loans, net	125,158	128,574	121,208	124,469
Federal Home Loan Bank stock	511	N/A	558	N/A
Federal Reserve Bank stock	407	N/A	392	N/A
Accrued interest receivable	633	633	608	608

Financial Liabilities
Deposits	140,620	140,986	138,217	139,764
Federal Home Loan Bank advances	6,762	6,870	7,523	7,684
Other borrowings	2,939	2,986	2,841	2,902
Accrued interest payable	135	135	141	141

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

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at September 30, 2011 were limited to loan origination commitments of $8.3 million (including one-to-four family loans held for sale of $2.2 million) and unused lines of credit (principally commercial and home equity lines) extended to customers of $12.5 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at September 30, 2011, consisted of adjustable and fixed rate commitments of $3.8 million and $4.5 million respectively, with interest rates ranging from 3.25% to 7.00%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of the Company includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that are based on the current beliefs of, as well as assumptions made by and information currently available to, the management of the Company.  All statements other than statements of historical facts included in this Report, including, without limitation, statements contained under the caption “Management’s Discussion and Analysis” regarding the Company’s business strategy and plans and objectives of the management of the Company for future operations, are forward-looking statements.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “project,” “predict,” “expect,” “intend” or words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such expectations may not prove to be correct.  All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, believed, estimated, projected, predicted, expected or intended including: statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios and estimates of our risks and future costs and benefits. Among the factors which could cause our actual results of financial condition to differ materially are those set forth in Item 1A of our Form 10-K as well as the following: our ability to manage the risk in our loan portfolio including new types of loans such as taxi medallion and United States Department of Agriculture (USDA) guaranteed loans; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area, future deposit premium levels, adverse changes in the securities and national and local real estate markets (including real estate values); our ability to grow our new Staten Island office; legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; the effect of a dramatically slowing economy on our lending portfolio including our commercial real estate, business, construction, multifamily, and home equity loans; the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans, changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and changes in our organization, compensation and benefit plans.

The Company does not intend to update these forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by applicable cautionary statements.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets at September 30, 2011, amounted to $163.1 million, representing an increase of $2.3 million, or 1.4%, from $160.8 million at December 31, 2010.  The increase in assets consisted primarily of a $4.0 million increase in net loans receivable and a $1.2 million increase in premises and equipment. These increases were partially offset by a decrease in cash and cash equivalents of $787 thousand and a $1.1 million decrease in certificates of deposit placement. The increase in premises and equipment is related to the purchase of the Bank premises building in Newburgh, NY.

Overall, loans receivable, net, increased $4.0 million, or 3.3%, to $125.2 million at September 30, 2011, from $121.2 million at December 31, 2010. Commercial loans, including taxi medallion and USDA Guaranteed loans, and commercial lines of credit increased $2.0 million, or 5.6%, from $35.4 million to $37.3 million. Commercial and multifamily real estate loans increased $1.2 million, or 2.6%, from $47.2 million to $48.4 million.  Home equity and consumer loans remained unchanged at $9.5 million since December 31, 2010.  Residential real estate mortgage loans, excluding mortgage loans held for sale, increased $623 thousand, or 2.2%, from $28.0 million to $28.7 million. Management continues to emphasize the origination of high quality loans for retention in the loan portfolio.

Total cash and cash equivalents at September 30, 2011 decreased $787 thousand, or 6.0%, to $12.3 million from $13.0 million at December 31, 2010, while certificates of deposit at other financial institutions decreased $1.1 million, or 50.0%, to $1.1 million from $2.1 million during the same period.  Total securities at September 30, 2011 increased $303 thousand, or 1.5%, to $19.8 million from $20.1 million at December 31, 2010.

Total deposits increased by $2.4 million to $140.6 million at September 30, 2011 from $138.2 million at December 30, 2010.  Non-interest bearing deposits increased $4.2 million and interest bearing deposits decreased $1.8 million.  Over this nine month period the net deposit activity consisted mainly of an increase in DDA and NOW accounts of $3.1 million and an increase in money market and savings accounts of $2.0 million, partially offset by a decrease in certificates of deposit of $2.7 million. The increase in DDA and NOW accounts is the result of a concerted effort by the Bank to attract and retain transaction-based deposit accounts.

Stockholders’ equity increased by $493 thousand to $11.3 million at September 30, 2011, from $10.8 million at December 31, 2010.  The increase was primarily attributable to the $348 thousand increase in retained earnings and a $150 thousand increase in the net unrealized gain on available-for-sale securities. The ratio of stockholders’ equity to total assets increased to 6.9% at September 30, 2011 from 6.7% at December 31, 2010.  Book value per share increased to $4.97 at September 30, 2011, from $4.75 at December 31, 2010.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Loan Composition

The following is a summary of loans receivable at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(In thousands)
Real estate loans:
One-to four family	$28,660	$28,037
Commercial
Owner Occupied	20,868	20,039
Non Owner Occupied	16,604	15,552
Multi-family	10,977	11,634
Construction or development	2,720	2,566
Home equity
Open Ended/Revolving	7,571	7,468
Closed Ended	1,551	1,620
Total real estate loans	88,951	86,916

Other loans:
Commercial business
Taxi Medallion	12,648	9,679
USDA Guaranteed*	6,119	5,110
Commercial Lines of Credit and Term Loans	18,566	20,571
Consumer	355	407
Total other loans	37,688	35,767

Total loans	126,639	122,683

Deferred loan costs net	519	542
Allowance for loan losses	(2,000)	(2,017)

Total loans receivable, net	$125,158	$121,208

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

Classified Assets

Regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications.  There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.    If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  On the basis of management’s review, at September 30, 2011, the Bank had $6.9 million classified as substandard.  There were no assets classified as doubtful or loss. At December 31, 2010 the Bank had $6.3 million in assets classified as substandard. At such date, there were no assets classified as loss.

Non-performing Assets

Loans are reviewed on an ongoing basis and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At September 30, 2011 the Bank had one foreclosed asset acquired in settlement of loans. The Bank’s non-performing assets decreased to $2.5 million at September 30, 2011 from $2.8 million at December 31, 2010.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated. At September 30, 2011, we had one loan in the amount of $610 thousand which represented a troubled debt restructuring as described below.

	At September 30,	At December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$-
Commercial
Owner Occupied	-	-
Non Owner Occupied	1,089	1,174
Multi-family	-	-
Construction or development	650	775
Home equity
Open Ended / Revolving	-	55
Closed Ended	-	-
Total real estate loans	1,739	2,004

Other Loans:
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	602	505
Consumer	-	-
Total non-performing loans	$2,341	$2,509
REO, net	149	325
Total non-performing assets	$2,490	$2,834

Ratios:
Non-performing loans to total loans	1.85%	2.05%
Non-performing loans to total assets	1.44%	1.56%
Non-performing assets to total assets	1.53%	1.76%

At September 30, 2011 total non-performing loans were $2.34 million and were comprised of 8 loans. The largest of these is a residential construction loan with 4 prepared lots, one of which is complete with a 1-4 family dwelling in Orange County, New York. This has a balance of $650 thousand and is in the process of foreclosure.

The second largest is a commercial real estate property in Middlesex County, New Jersey which operates as a restaurant and constitutes the TDR noted above. The balance of this loan is $610 thousand and is in the process of foreclosure.

There were no loans past due greater than 90 days and still on accrual status at either September 30, 2011 or December 31, 2010.

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

The following table summarizes the activity in the Company’s allowance for loan losses for the nine month periods ended September 30, 2011 and September 30, 2010:

	Nine Months Ended
	September 30,

	2011	2010
	(Dollars in thousands)
Balance at beginning of year	2,017	1,824
Charge-offs
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	(214)
Multi-family	-	-
Construction or development	(125)	(40)
Home equity
Open Ended / Revolving	(55)	(20)
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	(87)	(118)
Consumer	(2)	(2)
Total charge-offs	(269)	(394)

Recoveries
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	26	1
Consumer	1	-
Total recoveries	27	1

Provision for losses	225	344
Balance at end of period	2,000	1,775

Ratio of net annualized charge-offs to average total loans	0.26%	0.47%
Ratio of allowance for loan losses to total loans	1.58%	1.48%

Analysis of Net Interest Income

The following table summarizes the Company’s average balance sheet for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three months ended September 30, 2011, as compared to the comparable period ended September 30, 2010.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

		For the Three Months Ended
	September 30,			September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Loans	126,152	$1,679	5.32%	116,819	$1,646	5.64%
Fed Funds & other investments	10,119	6	0.24%	12,372	8	0.25%
Certificates of deposit	1,055	7	2.69%	2,110	13	2.44%
FRB & FHLB stock	922	12	5.13%	945	13	5.50%
Securities	19,857	185	3.72%	27,277	257	3.77%
Total interest-earning assets	$158,105	$1,889	4.78%	$159,523	$1,937	4.86%
Allowance for loan losses	(1,982)			(1,766)
Cash & Due from banks	2,366			1,965
Other Non-interest earning assets	4,626			3,222
Total assets	$163,115			$162,944
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$6,872	$12	0.67%	$6,383	$11	0.68%
Money Market accounts	35,562	83	0.93%	36,759	95	1.03%
Regular savings accounts	10,058	18	0.72%	10,636	28	1.04%
Certficates of Deposit	67,623	352	2.06%	70,602	479	2.69%
Total interest-bearing deposits	$120,115	465	1.55%	$124,380	613	1.96%
Borrowings	9,774	97	3.88%	10,633	109	4.07%
Total interest-bearing liabilities	$129,889	$562	1.72%	$135,013	$722	2.12%
Non-interest-bearing liabilities	21,976			17,483		.
Total liabilities	151,865			152,496
Stockholders' equity	11,250			10,448
Total liabilities and stockholders' equity	$163,115			$162,944
Net interest income		$1,327			$1,215
Average interest rate spread (1)			3.06%			2.74%
Net interest margin (2)			3.36%			3.05%
Net interest-earning assets (3)	$28,216			$24,510
Ratio of average interest-earning assets to average interest-bearing liabilities			121.72%			118.15%

		For the Nine Months Ended
	September 30,			September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Loans	$124,252	$5,042	5.41%	113,310	$4,832	5.69%
Fed Funds & other investments	10,319	20	0.26%	11,553	27	0.31%
Certificates of deposit	1,565	30	2.56%	2,822	48	2.27%
FRB & FHLB stock	932	35	5.01%	922	38	5.50%
Securities	20,003	558	3.72%	29,861	905	4.04%
Total interest-earning assets	$157,071	$5,685	4.83%	$158,468	$5,850	4.92%
Allowance for loan losses	(1,983)			(1,702)
Cash & Due from banks	2,088			1,705
Other Non-interest earning assets	4,101			3,539
Total assets	$161,277			$162,010
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$7,063	$36	0.68%	$6,353	$35	0.74%
Money Market accounts	34,358	248	0.96%	36,862	315	1.14%
Regular savings accounts	9,903	63	0.85%	10,650	83	1.04%
Certficates of Deposit	68,378	1,179	2.30%	70,903	1,459	2.75%
Total interest-bearing deposits	$119,702	1,526	1.70%	$124,768	1,892	2.03%
Borrowings	9,996	291	3.88%	10,526	322	4.09%
Total interest-bearing liabilities	$129,698	$1,817	1.87%	$135,294	$2,214	2.19%
Non-interest-bearing liabilities	20,568			16,458		.
Total liabilities	150,266			151,752
Stockholders' equity	11,011			10,258
Total liabilities and stockholders' equity	$161,277			$162,010
Net interest income		$3,868			$3,636
Average interest rate spread (1)			2.96%			2.73%
Net interest margin (2)			3.28%			3.06%
Net interest-earning assets (3)	$27,373			$23,174
Ratio of average interest-earning assets to average interest-bearing liabilities			121.11%			117.13%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended September 30, 2011 and September 30, 2010

General.  For the quarter ended September 30, 2011, the Company recognized net income of $146 thousand, or $0.06 per basic and diluted share, as compared to net income of $65 thousand, or $0.03 per basic and diluted share, for the quarter ended September 30, 2010.

Interest Income.  Interest income decreased to $1.89 million for the quarter ended September 30, 2011 compared to $1.94 million for the quarter ended September 30, 2010.  A decrease of $48 thousand was primarily attributable to a $72 thousand decrease in interest income from securities partially offset by a $33 thousand increase in loan interest income.

The average balance of the loan portfolio increased to $126.2 million for the three months ended September 30, 2011 from $116.8 million for the three months ended September 30, 2010, while the average yield decreased from 5.64% for the quarter ended September 30, 2010 to 5.32% for the quarter ended September 30, 2011.   The average balance and yield of the Bank’s investment securities for the quarter ended September 30, 2011, was $19.9 million and 3.72%, respectively, as compared to an average balance of $27.3 million and a yield of 3.77% for the comparable quarter ended one-year earlier.

Interest Expense.  Total interest expense for the quarter ended September 30, 2011, decreased by $160 thousand to $562 thousand, from $722 thousand for the prior year period.  Average balances of total interest-bearing liabilities decreased $5.1 million to $129.9 million for the quarter ended September 30, 2011, from $135.0 million for the quarter ended September 30, 2010. The average cost for those liabilities decreased to 1.72% from 2.12% for the same respective period one year earlier reflecting lower market interest rates.

The average balances of the Bank’s certificates of deposit portfolio decreased to $67.6 million at an average cost of 2.06% over the quarter ended September 30, 2011, from $70.6 million at an average cost of 2.69% over the same quarter ended one-year earlier.  The $3.0 million decrease was primarily attributable to the maturing and renewing of certificate of deposits in a lower interest rate environment.  Regular savings account average balances decreased to $10.1 million, or $578 thousand, from $10.6 million for the quarter ended September 30, 2010. These had an average cost of 0.72% for the quarter ended September 30, 2011 compared to an average cost of 1.04% for the quarter ended September 30, 2010.

Average money market account balances decreased $1.2 million to $35.6 million at an average cost of 0.93% for the quarter ended September 30, 2011, from $36.8 million at an average cost of 1.03% for the quarter ended September 30, 2010.

For the quarter ended September 30, 2011, the average balance of the Company’s borrowed funds was $9.8 million and its average cost was 3.88%, as compared to $10.6 million and an average cost of 4.07% for the quarter ended September 30, 2010.  At September 30, 2011, the weighted average term to maturity of our borrowings was approximately 1.5 years.

Net Interest Income.  Net interest income was approximately $1.3 million for the quarter ended September 30, 2011, as compared to $1.2 million for the same quarter in the prior year.  Our average interest rate spread increased to 3.06% for the quarter ended September 30, 2011, from 2.74% for the quarter ended September 30, 2010, while our net interest margin increased to 3.36% from 3.05%, over the same respective periods. These increases were primarily attributable to decreased cost of deposits.

Provision for Loan Losses.  For the three months ended September 30, 2011, management recorded an $85 thousand provision for loan losses. The Company does not have substantial historical loan loss experience, however, management records loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio. Comparatively, the provision was $165 thousand for the quarter ended September 30, 2010.

Non-Interest Income.  Non-interest income for the quarter ended September 30, 2011 increased $6 thousand to approximately $353 thousand as compared to $347 thousand for the quarter ended September 30, 2010.  Service charges and fees increased by $113 thousand, from $112 thousand for the quarter ended September 30, 2010, to $225 thousand for the quarter ended September 30, 2011, primarily as a result of servicing a greater number of deposit and loan customers.  The net gain on the sales of loans remained relatively unchanged, increasing $8 thousand, to $34 thousand for the quarter ended September 30, 2011. Other non-interest income decreased to $25 thousand for the quarter ended September 30, 2011, from $47 thousand for the same quarter in 2010.

Non-Interest Expense.  Non-interest expense for the quarter ended September 30, 2011 increased $93 thousand when compared to the same quarter in 2010, primarily resulting from an increase in compensation and benefits of $65 thousand and other expense of $48 thousand. The increase in other expense of $48 thousand resulted primarily from an increase in professional fees and loan servicing expense.

Income Tax Expense.  Income tax expense was $24 thousand for the quarter ended September 30, 2011 as compared to $0 for the quarter ended September 30, 2010 resulting from our increased net income in the 2011 quarter.

Results of Operations for the Nine Months Ended September 30, 2011 and September 30, 2010

General.  For the nine months ended September 30, 2011, the Company recognized net income of $348 thousand, or $0.15 per basic and diluted share, as compared to net income of $184 thousand, or $0.09 per basic and diluted share, for the nine months ended September 30, 2010.

Interest Income.  Interest income decreased by $165 thousand to $5.7 million from $5.9 million, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  This decrease was primarily attributable to a $347 thousand decrease in interest income from securities, partially offset by a $210 thousand increase in loan interest income.

The average balance of the loan portfolio increased to $124.3 million for the nine months ended September 30, 2011 from $113.3 million for the nine months ended September 30, 2010, while the average yield decreased from 5.69% for the nine months ended September 30, 2010 to 5.41% for the nine ended September 30, 2011.   The average balance and yield of the Bank’s investment securities for the nine months ended September 30, 2011, was $20.0 million and 3.72%, respectively, as compared to an average balance of $29.9 million and a yield of 4.04% for the comparable nine month period one-year earlier.

Interest Expense.  Total interest expense for the nine months ended September 30, 2011, decreased by $397 thousand, from $2.2 million to $1.8 million, when compared to the prior year period.  Average balances of total interest-bearing liabilities decreased $5.6 million to $129.7 million for the nine months ended September 30, 2011, from $135.3 million for the nine months ended September 30, 2010. The average cost for those liabilities decreased to 1.87% from 2.19% for the same respective period one year earlier reflecting lower market interest rates.

The average balances of the Bank’s certificates of deposit portfolio decreased to $68.4 million at an average cost of 2.30% over the nine months ended September 30, 2011, from $70.9 million at an average cost of 2.75% over the same period one-year earlier.  The $2.5 million decrease was primarily attributable to the maturing and renewing of certificate of deposits in a lower interest rate environment.  Regular savings account average balances decreased by $747 thousand to $9.9 million. These had an average cost of 0.85% for the nine months ended September 30, 2011 compared to an average cost of 1.04% for the nine months ended September 30, 2010.

Average money market account balances decreased $2.5 million to $34.4 million at an average cost of 0.96% for the nine months ended September 30, 2011, from $36.9 million at an average cost of 1.14% for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, the average balance of the Company’s borrowed funds was $10.0 million and its average cost was 3.88%, as compared to $10.5 million and an average cost of 4.09% for the nine months ended September 30, 2010.   At September 30, 2011, the weighted average term to maturity of our borrowings was approximately 1.5 years.

Net Interest Income.  Net interest income was approximately $3.9 million for the nine months ended September 30, 2011, as compared to $3.6 million for the same period in the prior year.  Our average interest rate spread increased to 2.96% for the nine months ended September 30, 2011, from 2.73% for the nine months ended September 30, 2010, while our net interest margin increased to 3.28% from 3.06%, over the same respective periods. These increases were primarily attributable to decreased cost of deposits.

Provision for Loan Losses.  For the nine months ended September 30, 2011, management recorded a $225 thousand provision for loan losses. The Company does not have substantial historical loan loss experience, however, management records loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio. Comparatively, the provision was $344 thousand for the nine months ended September 30, 2010.

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2011 increased $132 thousand to approximately $983 thousand as compared to $851 thousand for the nine months ended September 30, 2010.  Service charges and fees increased by $260 thousand, from $291 thousand for the nine months ended September 30, 2010, to $551 thousand for the nine months ended September 30, 2011, primarily as a result of servicing a greater number of deposit and loan customers.  The net gain on the sales of loans increased $34 thousand to $117 thousand for the nine months ended September 30, 2011, as compared to $83 thousand for the nine months ended September 30, 2010. This increase is due to the sales of Small Business Administration guaranteed loan into the secondary market during 2011 which amounted to approximately $35 thousand in realized gains on sale. Gains on sales of investment securities decreased by $239 thousand from $308 thousand for the nine months ended September 30, 2010 to $69 thousand for the nine months ended September 30, 2011. Other non-interest income increased to $246 thousand for the nine months ended September 30, 2011, from $169 thousand for the same period in 2010, an increase of $77 thousand. This increase was primarily attributable to a partial recovery in the amount of $182 thousand received during 2011 from a prior charge-off of a certificate deposit placement in a failed bank.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2011 increased $259 thousand when compared to the same period in 2010, primarily resulting from an increase in compensation and benefits of $203 thousand and other non-interest expense of $141 thousand.  The increase in compensation and benefits is related to the allocation of additional customer service resources to assist in marketing the bank’s existing and newly developed products as well as an increase in talent in the Company’s information technology function.  The increase in other expense is related to charges incurred for certain death benefits paid to a former employee and a partial write down of the carrying value of real estate owned during the first nine months of 2011.

Income Tax Expense.  Income tax expense was $60 thousand for the nine months ended September 30, 2011 as compared to $0 for the nine months ended September 30, 2010.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the nine months ended September 30, 2011, the net activity of originated loans, sales and principal payments increased the loan portfolio by $4.0 million.  At September 30, 2011, the Company had outstanding loan origination commitments of $8.3 million (including one-to-four-family real estate mortgage loans held for sale of $2.2 million) and undisbursed lines of credit and construction loans in process of $12.5 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At September 30, 2011, total deposits were approximately $140.6 million of which approximately $64.4 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from September 30, 2011, totaled $30.5 million.  Based on past experience the Company anticipates that most of these certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.0 million.  This credit facility is secured by 100% of the outstanding shares of the Bank for an original period of two years. During the current quarter this facility was extended for an additional eighteen months and matures on March 1, 2013. As of September 30, 2011, the outstanding balance was $2.9 million. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments.  Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds.  In general, the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed.  The Bank monitors its liquidity on a regular basis.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during the quarter ending September 30, 2011.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 5.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 6.0%, of which 4.0% must be core (Tier 1) capital.  As of September 30, 2011, the Bank’s risk weighted capital to risk weighted assets was 12.95%; its Tier I capital to risk weighted assets was 11.69% and its Tier I capital to average assets capital ratio was 8.19%.  As of December 31, 2010, the Bank’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets capital ratios were 13.0%, 11.8% and 8.0%, respectively.

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act) implements far-reaching changes to the regulation of the financial services industry, including provisions that, among other things will:

●	Centralize responsibility for consumer financial protection by creating a new agency.
●	Apply the same leverage and risk-based capital requirements that currently apply to insured depository institutions to bank holding companies.
●	Require the FDIC to adjust capital timing requirements so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.
●	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
●	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
●
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.

●	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
●	Increase the authority of the Federal Reserve.

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

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company’s financial reporting. The interim disclosure controls currently consist of communications among the Co-Chief Executive Officers, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Co-Chief Executive Officers, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of September 30, 2011, and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any changes in such internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of November 10, 2011.

ES Bancshares, Inc.

Date: November 10, 2011	By:	/s/ Philip Guarnieri
Philip Guarnieri
President and Co-Chief Executive Officer

	By:	/s/ Thomas Sperzel
Date: November 10, 2011		Thomas Sperzel
Senior Vice President and Chief Financial Officer