Form 10-K
period 2011-12-31
ES Bancshares, Inc.
filed 2012-03-30
CIK 1358254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ___   NO X.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ___   NO X.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

(1)  YES X    NO ___

(2)  YES X    NO ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).  YES [    ]        NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]
RDGPreambleEnd

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]   NO [X]

As of June 30, 2011 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2011 was $6.8 million.

As of March 30, 2012, there were 2,312,867 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2012 Annual Meeting of Stockholders (Parts II and III).

ES BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2011

Table of Contents

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

2011 Summary

•
For the year ended December 31, 2011, the Company reported net income of $ 47 thousand or $0.02 per share as compared to net income of $488 thousand or $0.23 per share for the year ended December 31, 2010;

•	A net interest margin of 3.31% for 2011 as compared to 3.12% for 2010;

•	The Company continued to focus on diversification of loan originations and prudent underwriting standards;

•	Deposits totaled $139.1 million at December 31, 2011, with an increase in deposits of 0.6% over December 31, 2010;

•	The Bank remains well capitalized at December 31, 2011, with a Tier I Capital ratio of 8.0%

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

Lending Activities

We offer a variety of loan products, including commercial real estate loans secured by owner occupied commercial real estate, as well as mortgage loans secured by one- to-four family residences; loans secured by investment real estate owned by individuals who meet certain financial requirements; commercial revolving lines of credit and term loans including NYC taxi medallion loans; home equity loans and lines of credit; multi-family real estate loans; construction or development loans; and to a lesser extent consumer loans. Generally, we engage in secondary market sales of our fixed rate and adjustable rate residential mortgage originations. During 2011, the Bank continued to selectively retain a small portion of its mortgage originations in portfolio where the credit spread was deemed favorable. Similar to 2010, during 2011 we did not actively solicit construction and development loan originations as these markets have been slow to recover. At December 31, 2011, there were $1.7 million of loans held for sale on the Bank’s balance sheet. Also during 2011, the Bank was engaged in commercial lending in the areas of New York City taxi medallions and secondary market purchases of government agency guaranteed loans. During 2011 we also began originating Small Business Administration loans. This allowed the Bank to continue to be an active lender while further diversifying its loan portfolio and managing its concentration in commercial real estate loans.

During 2011, the Bank continued to experience lending growth trends.  Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, concentration of loans in our primary market areas may increase risk.  Unlike larger banks that are more geographically diversified, the Bank’s loan portfolio consists primarily of real estate loans secured by commercial, residential, and multifamily real estate properties or loans to businesses located in the Bank’s principal lending areas in the Mid Hudson Valley region of New York as well as the boroughs of Staten Island and Brooklyn in New York City.  While these communities represent our principal markets, the Bank has made loans outside these areas where the nature and quality of such loans was consistent with the Bank’s lending policies. Local economic conditions have a significant impact on the volume of loan originations and the quality of our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans.   The sustained economic downturn (including significant layoffs in the financial services industry within the greater New York metropolitan area) continues to adversely impact local economic conditions and could negatively affect the financial results of the Bank’s operations. While the Bank has decreased its concentration in non-owner occupied commercial real estate loans, it still has a significant amount of loans in this category, so decreases in tenant occupancy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on the Bank’s earnings.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollars and percentages by type of loan including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred costs. The Bank had $1.71 million in loans held for sale at December 31, 2011 compared to $400 thousand at December 31, 2010.

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family (1)	$30,004	23.3%	$28,437	23.1%
Commercial
Owner Occupied	20,632	16.0	20,039	16.3
Non Owner Occupied	16,712	13.0	15,552	12.6
Multi-family	13,054	10.1	11,634	9.5
Construction or development	2,249	1.7	2,566	2.1
Home equity
Open Ended / Revolving (2)	7,517	5.8	7,468	6.1
Closed Ended	1,480	1.1	1,620	1.3
Total real estate loans	91,648	71.2	87,316	70.9

Other loans:
Commercial business
Taxi Medallion	11,806	9.2	9,679	7.9
USDA Guaranteed	6,170	4.8	5,110	4.2
Commercial Business Lines of Credit and Term Loans (3)	18,767	14.6	20,571	16.7
Consumer	329	0.3	407	0.3
Total other loans	37,072	28.8	35,767	29.1

	$128,720	100.0%	$123,083	100.0%

Less:
Deferred loan costs (fees) net	524		542
Allowance for loan losses	(1,956)		(2,017)

Total loans receivable, net	$127,288		$121,608

(1)	Includes loans Held For Sale at December 31, 2011 of $1.709 millionand at December 31, 2010 of $400 thousand.

(2)	Does not include unused lines of credit of $5.0 million and $5.0 millionat December 31, 2011 and 2010, respectively.

(3)	Does not include unused business lines of $5.7 million and $5.8 million at December 31, 2011 and 2010, respectively.

Loan Maturity Schedule.  The following table shows the remaining contractual maturity of our loans at December 31, 2011. Loans are shown as due based on their contractual terms to maturity.  Demand loans, loans having no stated repayment schedule or contractual maturity and overdrafts, are reported as due in one year or less. Adjustable rate loans are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

Amounts (in thousands) due in:	One-to-Four Family & Home Equity Loans	Multifamily & CRE	Commercial Business	Construction or Development	Consumer	Total
	(In thousands)
One year or less	$1	$-	$9,012	$2,159	$10	$11,182
After one year through five years	262	6,156	16,247	90	153	22,908
After five years	38,738	44,242	11,484	-	166	94,630
Total loans	$39,001	$50,398	$36,743	$2,249	$329	$128,720

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After One Year
	Fixed	Adjustable	Total
	(in thousands)
One to Four Family & Home Equity Loans	$13,890	$25,110	$39,000
Multifamily & CRE	18,200	32,198	50,398
Commercial Business	19,315	8,416	27,731
Construction or Development	-	90	90
Consumer	287	32	319
Total loans	$51,692	$65,846	$117,538

Loans are shown in the period based on final contractual maturity. The total amount of loans due after December 31, 2011 which have predetermined interest rates is $52.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $76.6 million.  The Bank’s residential mortgage portfolio is underwritten to conventional secondary market guidelines and does not include any subprime loans.

The Bank is subject to limits on the amount we may lend to one borrower.  At December 31, 2011, the regulatory limit on loans to one borrower was approximately $2.2 million, and the largest credit facility to one borrower was $1.7 million.  This relationship consists of a $1.4 million construction loan as well as a $300 thousand commercial line of credit.  Both loans are secure by mortgages as well as personal guarantees. At December 31, 2011, this obligation was performing in accordance with its repayment terms.

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

The largest loan concentration by industry is the real estate industry, followed by the construction industry. At December 31, 2011, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Set forth below is information regarding the types of commercial real estate and multi-family loans in our loan portfolio at December 31, 2011 and 2010.

	Commercial Real Estate
	At December 31,
	2011		2010
	Number of Loans	Balances (in thousands)	Number of Loans	Balances (in thousands)
Apartments	33	$12,790	25	$11,634
Offices	22	7,495	19	7,467
Warehouses	7	3,331	5	2,810
Restaurants	5	2,279	5	3,135
Mixed Use	47	17,782	40	16,985
Other	18	6,721	13	5,194
Total	132	$50,398	107	$47,225

Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one- to four- family residences.  This greater risk is due to several factors, including the generally larger loan amounts to borrowers that are typically dependent on the income generated by the project.  In addition, such loans are vulnerable to adverse economic conditions, such as today’s economic crisis, which impact tenants’ ability to pay rent on a timely basis and thus impact the borrower’s ability to repay the loan.  There can be no assurance regarding the amount of credit problems we experience in our commercial real estate and multi-family loans.

Commercial Business Lending.  The Bank offers term loans and lines of credit to local businesses for working capital, machinery and equipment purchases, expansion and other business purposes.  The terms of these loans generally do not exceed seven years while commercial lines of credit are generally renewed annually.  The interest rates on such loans are generally variable and indexed to the highest prime rate published in The Wall Street Journal plus or minus a margin although some loans are contracted under fixed rate agreements.  Recently we have begun making floating rate loans with rate floors.  At December 31, 2011 we had $36.7 million of commercial business loans outstanding, representing 28.5% of the total loan portfolio and an additional $5.7 million of funds committed, but undrawn, under commercial lines of credit. Included in commercial loans are $11.8 million of New York City taxi medallion loans and $6.2 million of USDA guaranteed loans. Taxi medallion loans are generally originated as 3-5 year balloons with a 20 year amortization schedule and are collateralized by the medallion issued by the New York City Taxi and Limousine Commission and are originated at no more than 80% LTV per the Bank’s Lending Policy. USDA guaranteed loans are purchased in the secondary market and have varying terms. Principal balance of these loans is guaranteed by the full faith and credit of the USDA.

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

Set forth below is information regarding the types of commercial business loans in our loan portfolio at December 31, 2011 and 2010.

	At December 31,
	2011		2010
Commercial Business Loans	Number of Loans	Dollars (in thousands)	Number of Loans	Dollars (in thousands)
Builder lines of credit	8	$2,942	6	$3,052
Working capital	116	8,173	100	7,887
Real estate acquisition & investment	14	3,116	20	4,082
Business acquisition	8	423	2	150
Equipment purchase	25	2,425	22	2,369
Attorney lines of credit	2	1,000	2	1,500
Taxi Medallion:	28	11,806	21	9,679
USDA Guaranteed:	14	6,170	10	5,110
Other:	106	688	18	1,531
Total	321	$36,743	201	$35,360

One- to Four-Family and Home Equity Residential Real Estate Lending.  At December 31, 2011, we had $39.0 million, or 30.1% of our total loan portfolio, in loans secured by one-to-four family residential properties including $7.5 million in advances under home equity lines of credit, and $1.5 million in home equity loans.  We offer both fixed-rate and adjustable-rate one-to-four family residential first mortgage loans.  Our fixed-rate one- to four-family loans are underwritten in accordance with Fannie Mae and Freddie Mac guidelines and may be sold in the secondary market, servicing released, in order to minimize interest rate risk exposure.  While in 2009 we retained a greater percentage of our fixed-rate one-to-four family residential loans than in previous years as a part of our growth plan, this was not the case in 2010 and 2011 due to the availability of other loans with more attractive asset/liability management characteristics.

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

The interest rates for home equity lines of credit float at a stated margin above and below the highest prime rate published in The Wall Street Journal and are capped at 18.0% and a floor determined by the rate plus margin over the life of the loan.  The Bank offers home equity lines of credit for terms of up to 30 years with interest only paid for the first ten years of the loan term. Loan-to-value ratios on new extensions of credit are limited to 75%. At December 31, 2011, we had $7.5 million of outstanding advances under home equity lines of credit and an additional $5.0 million of funds committed, but undrawn, under home equity lines of credit.

Home equity term loans are made at fixed interest rates and are offered at terms up to 15 years generally with loan-to-value ratios of up to 75%.  At December 31, 2011, our home equity loans totaled $1.5 million.  Home equity term loans represent loans originated in the Bank’s geographic markets.

Loans secured by residential co-ops and condominiums located in our market area are offered on substantially the same terms as one- to four-family loans.  At December 31, 2011, we had $1.5 million in condominium and co-op loans.

Reflecting our conservative underwriting standards, we do not have any loans in our loan portfolio that are considered sub-prime.

Construction and Land Lending.  Construction loans are originated to builders and individuals for the construction of both residential and commercial real estate properties.  Construction loan agreements generally provide that loan proceeds are disbursed in increments, subsequent to the Bank’s review of the progress of the construction of the dwelling, as the project progresses. At December 31, 2011, the construction loan portfolio totaled $2.2 million, or 1.7% of the total loan portfolio, and an additional $329 thousand of funds committed but undrawn. At December 31, 2011, our largest construction loan had a balance of $1.2 million for construction of a residential condominium project.

Construction loans to builders of one- to four-family residences generally carry terms of up to two years with interest only payments required.  The maximum loan-to-value ratio on loans to builders for the construction of residential real estate is 80%.  When practical, the Bank seeks to obtain personal guarantees on such loans.  We generally limit loans to builders for the construction of homes on speculation for sale to two homes per builder and require personal guarantees in addition to a first mortgage on the subject property.  At December 31, 2011, we had $1.1 million of loans to three builders for the construction of properties built on speculation.

The Bank originates commercial real estate construction loans to experienced local developers only when there is a written take-out commitment from an acceptable financial institution or government agency, or when the Bank grants an internal commitment for permanent financing evidenced by a written document in the credit file.  The maximum loan-to-value ratio on loans to builders for the construction of commercial real estate is 80%.  At December 31, 2011, we had no such commercial real estate construction.

Construction loans to individuals for the construction of their residences convert to permanent residential mortgage loans at the end of the construction phase, which typically runs up to one year.  Upon conversion to permanent mortgages, these loans have rates and terms comparable to those offered by the Bank on its one-to-four family residential mortgage loan products. During the construction phase the borrower pays interest only at a specified margin over the prime rate.  The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%.  Takeouts for residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2011, the Bank had no such loans outstanding.

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

Consumer Lending.  The Bank originates a variety of consumer loans, including automobile, home improvement, deposit account and other loans for household and personal purposes.  At December 31, 2011, consumer loans totaled $329 thousand, or 0.3% of total loans outstanding.  Consumer loan terms vary according to the type of loan and value of collateral, length of contract and creditworthiness of the borrower.  Our consumer loans are made at fixed or variable interest rates, with terms of up to 5 years.

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

Originations, Purchases and Sales of Loans

Loan applications are taken at each of our offices as well as through mortgage originators. Applications are processed and approved at our Loan Center, which is located in the corporate headquarters. We also employ commissioned loan originators and utilize outside mortgage brokers for lending business development.  Total loan originations amounted to $48.1 million for the year ended December 31, 2011. While we originate a variety of business and personal loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market.  Additionally, the local economy and the interest rate environment affect demand.

To reduce our vulnerability to changes in interest rates and to provide current earnings from gains on sales of loans, we may sell into the secondary market some or all of our fixed-rate residential mortgage originations in addition to certain current year originations of adjustable-rate loans. We may also sell any of our Small Business Administration (SBA) loan originations into the secondary market for the same purpose.  Sales of residential loans held for sale amounted to $9.4 million for the year ended December 31, 2011 and sales of SBA loans amounted to $2.3 million for the same period. There were six loans held for sale on the Bank’s balance sheet at December 31, 2011 in the amount of $1.7 million.  The residential mortgage loans are sold with servicing released. The Bank retains servicing on any SBA loans sold.

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

Non-Performing Assets

Regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications.  There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.  Assets classified as substandard or doubtful require the Company to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  On the basis of management’s review, at December 31, 2011, the Bank had $5.8 million classified as substandard.  There were no assets classified as doubtful or loss. At December 31, 2010 the Bank had $6.3 million in assets classified as substandard and there were no assets classified as doubtful or loss.

Loans are reviewed monthly and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2011 the Bank had three foreclosed assets acquired in settlement of loans. The Bank has seen its non-performing assets increase to $3.7 million at December 31, 2011 from $2.8 million the same period a year earlier.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated. At December 31, 2011, there were five loans in the amount of $2.6 million that represent troubled debt restructurings. Two of these loans with a total carrying value of $1.11 million are included in the following table.

	At December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$-
Commercial
Owner Occupied	-	-
Non Owner Occupied	479	1,174
Multi-family	1,216	-
Construction or development	-	775
Home equity
Open Ended / Revolving	6	55
Closed Ended	155	-
Total real estate loans	1,856	2,004

Other Loans:
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	646	505
Consumer	-	-
Total non-performing loans	$2,502	$2,509
REO, net	1,242	325
Total non-performing assets	$3,744	$2,834

Ratios:
Non-performing loans to total loans	1.94%	2.04%
Non-performing loans to total assets	1.54%	1.56%
Non-performing assets to total assets	2.29%	1.76%

In connection with the filing of our periodic reports with the New York State Department of Financial Services and the FRB of NY and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2011, we had classified the following assets:

	One to Four Family	Multi- Family	Commercial Real Estate	Construction or Development	Consumer	Commercial Business	Total
	(in thousands)

Sub-Standard	$628	$1,216	$1,820	$1,160	$-	$1,017	$5,841
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$628	$1,216	$1,820	$1,160	$-	$1,017	$5,841

Our classified assets consist of (i) non-performing loans and (ii) loans and other assets of concern discussed herein.  As of the date hereof, these asset classifications are believed to be consistent with those of the New York State Banking Department and FRB of NY.  Certain classified assets are still accruing interest income at December 31, 2011. The composition of these assets include $371 thousand in commercial business loans, $467 thousand in 1-4 family residential mortgage loans, $1.3 million in commercial real estate loans and $1.2 million in construction and land development loans.

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

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Twelve Months Ended
	December 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$2,017	$1,824
Charge-offs
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	(180)	(214)
Multi-family	-	-
Construction or development	(235)	(40)
Home equity
Open Ended / Revolving	(100)	(20)
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	(506)	(143)
Consumer	(5)	(6)
Total charge-offs	(1,026)	(423)

Recoveries
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	26	1
Consumer	1	1
Total recoveries	27	2

Provision for losses	938	614
Balance at end of period	$1,956	$2,017

Ratio of net charge-offs to average total loans	0.80%	0.36%
Ratio of allowance for loan losses to total loans	1.54%	1.64%

The following table sets forth the breakdown of the allowance for loan losses by loan category at December 31, 2011 and December 31, 2010.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2011			2010
	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans to Total Loans
	(Dollars in thousands)
Allowance allocated to:
One-to-four family	$120	$30,005	23.3%	$115	$28,037	22.9%
Commercial Real Estate	648	37,344	29.0%	591	35,591	29.0%
Multi-family	113	13,054	10.1%	237	11,634	9.5%
Construction or development	173	2,249	1.7%	36	2,566	2.1%
Home equity	202	8,997	7.0%	143	9,088	7.4%
Commercial business	501	36,743	28.5%	633	35,360	28.8%
Consumer	4	329	0.3%	5	407	0.3%
Unallocated	195	-	0.0%	257	-	0.0%
Total allowance	$1,956	$128,721	100.0%	$2,017	$122,683	100.0%

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

As of December 31, 2011, we were unaware of any environmental issues with respect to any of our mortgage loans that would subject us to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in our portfolio.

Investment Activities

General. The Bank’s investment policy is to invest funds among categories of investments and maturities based upon our asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles requires that securities be classified into three categories:  trading, held to maturity, and available for sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.  All other securities not classified as trading or held to maturity are classified as available for sale.  Available for sale securities are reported at fair value with unrealized gains and losses included in a separate component of stockholders’ equity.  At December 31, 2011 we had no securities classified as trading or held to maturity.  There were no investment securities of a single issuer which exceeded 10% of our stockholders’ equity, other than U.S. Government or federal agency obligations.

During 2011, we decreased our holdings of mortgage backed securities as part of a portfolio management strategy to selectively realize gains in the portfolio prior to significant prepayment activity eroding such gains. Mortgage-backed securities in our investment portfolio totaled $17.4 million at December 31, 2011. All are either expressly guaranteed by the United States federal government as in the case of Ginnie Mae securities, or hold the implied guarantee of the United States government as in the case of all of the remaining mortgage backed securities held in our portfolio.  All such securities are pass through securities.

A detail of our mortgage backed securities issuers are as follows:

	At December 31, 2011
	Amortized Cost	Fair Value
Mortgage-backed Securities:
FNMA	$7,628	$7,961
FHLMC	5,421	5,629
GNMA	763	778
Small Business Administration	3,065	3,081
	$16,877	$17,449

In addition to mortgage-backed securities, we also invest in other high-quality securities such as United States agency obligations with various maturities. There were no such securities in the portfolio at December 31, 2011.  See Note 2 of the Notes to Financial Statements for additional information regarding our securities portfolio.

We have also invested in a limited number of trust preferred securities totaling $1.3 million at December 31, 2011 issued individually by Wells Fargo, Deutsche Bank, HSBC, and Barclays Bank.  These investment securities remain within the Bank’s investment policy guidelines.

The Bank is a member of the Federal Reserve System (“FRB”) and as such is required to purchase stock in the FRB within the Federal Reserve district in which the Bank is located.  In accordance with this requirement, at December 31, 2011, we owned 8,533 shares totaling $427 thousand in common stock of the Federal Reserve Bank of New York.

We are also a member of the Federal Home Loan Bank of New York (“FHLB-NY”).  A condition of membership requires that the Bank purchase capital stock in the FHLB-NY.  Pursuant to this requirement, at December 31, 2011, we owned 4,989 shares totaling $499 thousand in capital stock of the FHLB-NY.

The following table sets forth the amortized cost and fair value of our available for sale securities at the dates indicated. At December 31, 2011 and 2010, we had no securities classified as held-to-maturity.

	At December 31, 2011		At December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
Investment securities available for sale:
U.S. Government agencies	$-	$-	$600	$614
Mortgage-backed securities (1)	16,877	17,449	17,838	18,128
Bank trust preferred securities	1,300	1,307	1,300	1,378
Total securities available for sale	$18,177	$18,756	$19,738	$20,120

(1)	Consisted of government agency and government sponsored enterprises issuances

The following table sets forth certain information regarding the amortized cost, fair value, weighted average yield and stated maturity of our securities at the dates indicated.  The entire amortized cost and fair value of such securities are included in the maturity period that reflects the final security payment date.  Accordingly, no effects are given to periodic repayments or possible prepayments. At December 31, 2011 and 2010, there were no securities classified as held to maturity.

	At December 31,
Available for Sale	2011			2010
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in Thousands)
U.S. Government Agencies:
Due less than one year	$-	$-	-%	$600	$614	3.35%
One year to less than three years	-	-	-	-	-	-
Three years to less than five years	-	-	-	-	-	-
Five years to ten years	-	-	-	-	-	-
More than ten years	-	-	-	-	-	-
Total	-	-	-%	600	614	3.35%

Mortgage-backed securities:
Due less than one year	$-	$-	-%	$-	$-	-%
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	994	1,008	3.20	512	524	2.56
Due After 10 years	15,883	16,441	3.25	17,326	17,604	3.29
Total	16,877	17,449	3.24%	17,838	18,128	3.27%

Bank Trust Preferred Securities
Due less than one year	$-	$-	-%	$-	$-	-%
Due after 1 year but within 5 years	-	-	-	-	-	-
Due after 5 years but within 10 years	-	-	-	-	-	-
Due After 10 years	1,300	1,307	7.97	1,300	1,378	7.97
Total	1,300	1,307	7.97%	1,300	1,378	7.97%

Total investment securities	$18,177	$18,756	3.58%	$19,738	$20,120	3.60%

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

The following table sets forth the distribution of deposit accounts and the related weighted average rates at the dates indicated.

	At December 31,
	2011			2010
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(In thousands)

Demand deposit accounts	$19,434	13.97%	0.00%	$17,896	12.95%	0.00%
NOW accounts	7,544	5.42%	0.67%	7,287	5.27%	0.69%
Money market accounts	38,398	27.61%	0.64%	34,682	25.09%	0.98%
Regular savings accounts	8,782	6.31%	0.38%	9,426	6.82%	1.02%
Certificates of Deposit	64,936	46.68%	1.90%	68,926	49.87%	2.56%
Total	$139,094	100.00%	1.12%	$138,217	100.00%	1.63%

The following table sets forth, by interest rate ranges, the amount of savings certificate accounts outstanding at the dates indicated and the period to maturity of certificate of deposit accounts outstanding at December 31, 2011 and December 31, 2010.

	Period to Maturity
	At December 31, 2011
	Less than One Year	One to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
Less Then 1.00%	$5,436	$897	$-	$6,333	9.75%
1.00% to 2.00%	14,626	9,904	4,732	29,262	45.06%
2.01% to 3.00%	7,660	9,842	6,073	23,575	36.30%
3.01% to 4.00%	2,562	1,078	403	4,043	6.23%
4.01% to 5.00%	90	1,132	-	1,222	1.88%
5.00% and above	500	-	-	500	0.77%

Total	$30,874	$22,853	$11,209	$64,936	100.00%

	Period to Maturity
	At December 31, 2010
	Less than One Year	One to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
Less Than 1.00%	$7,579	$-	$-	$7,579	11.00%
1.00% to 2.00%	11,066	8,469	1,250	$20,785	30.16%
2.01% to 3.00%	4,900	10,027	1,701	$16,628	24.12%
3.01% to 4.00%	11,551	2,724	1,524	$15,799	22.92%
4.01% to 5.00%	4,599	715	458	$5,772	8.37%
5.00% and above	1,863	500	-	$2,363	3.43%

Total	$41,558	$22,435	$4,933	$68,926	100.00%

The following table sets forth the maturity distribution and related weighted average interest rates for  certificates of deposit at December 31, 2011:

	At December 31, 2011
	Less than $100,000		Greater than $100,000		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within three months	$5,765	1.84%	$4,125	2.07%	$9,890	1.94%
After three but within six months	5,249	1.51%	4,440	2.07%	9,689	1.77%
After six but within twelve months	5,956	1.61%	5,339	1.65%	11,295	1.63%
Total within one year	16,970	1.66%	13,904	1.91%	$30,874	1.77%

After one but within two years	$3,558	2.07%	$3,958	1.83%	$7,516	1.94%
After two but within three years	5,472	1.99%	9,865	1.90%	15,337	1.93%
After three but within five years	3,308	2.33%	7,901	2.11%	11,209	2.18%

Total	29,308	1.85%	35,628	1.94%	64,936	1.90%

Borrowings.  Borrowings, including Federal Funds purchased, lines of credit, outstanding balances on correspondent bank lines of credit and FHLB advances, decreased to $9.5 million at December 31, 2011 from $10.4 million at December 31, 2010.  The Company had an outstanding balance of $3.0 million and $2.8 million drawn against its committed credit facility with its correspondent bank, Atlantic Central Bankers Bank at December 31, 2011 and 2010, respectively.  Separately, the Bank has additional unused credit lines of $5.0 million, also with our correspondent bank, Atlantic Central Bankers Bank.

Employees

At December 31, 2011, the Bank had 37 full-time equivalent employees as compared to 39 at December 31, 2010. Employees are not represented by a collective bargaining unit, and the Bank’s relationship with its employees is considered to be good.

REGULATION AND SUPERVISION

General.  Effective March 9, 2009, the Bank converted to a New York State commercial bank charter, and as such, is regulated by the New York State Department of Financial Services (the “Department”) and the Federal Reserve Bank of New York (the “FRB”).  The Bank is a member of the Federal Home Loan Bank of New York, and is also is a member of the Federal Reserve System.

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

New Federal Legislation

The Dodd-Frank Wall Street Reform and Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $281 thousand for 2011.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

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

Loans to One Borrower

Applicable law and regulation limit the amount that the Bank may lend to any one borrower to 15% of the Bank’s capital and surplus plus an additional 10% of the Bank’s capital and surplus if such additional amount is fully secured by readily marketable collateral.  At December 31, 2011, the Bank’s regulatory limit on loans to one borrower was $2.2 million.  At that date, we were in compliance with our legal lending limit.

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

To be considered “adequately capitalized,” a bank must generally have a leverage ratio of at least 4 percent, a Tier 1 capital to risk-weighted assets ratio of a least 4 percent and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of a least 8 percent.  To be categorized as “well capitalized,” a bank must maintain a minimum total risk-based capital ratio of 10 percent, a Tier1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent.  At December 31, 2011, we met the definition of “well capitalized” under the regulatory framework for prompt corrective action.

Community Reinvestment Act and Fair Lending

Under the federal Community Reinvestment Act (“CRA”), we have a continuing and affirmative obligation consistent with safe and sound banking practices, to help meet the credit needs of our entire community, including low and moderate, income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to our particular community, consistent with the CRA.  The CRA requires the Department, in connection with the examination of the Bank to assess our record of meeting the credit needs of our community and to take such record into account in our evaluation of certain applications, such as a merger or the establishment of a branch.  The Department may use an unsatisfactory rating as the basis for the denial of an application.  We must also comply with the Federal Equal Credit Opportunity Act and the New York Executive Law, which prohibits creditors from discrimination in their lending practices on basis specified in these statutes. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

Payment of Dividends

Regulations of the Department and the FRB restrict the amount of dividends that the Bank can pay the Company.  All dividends must be paid out of undivided profits and cannot be paid out from capital.  In general, if all such capital requirements are satisfied both before and after a dividend payment, a dividend may be paid, in any year, equal to the current year’s net income plus retained net income for the preceding two years that is still available for dividend. A dividend may not be declared if the Bank is considered “undercapitalized” under New York State Banking Department regulations.

Federal Securities Law

The stock of the Company is registered with the SEC under the Exchange Act.  The Company is subject to the information, reporting, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal Reserve Bank

As a member of the Federal Reserve Board system, the Bank is required to maintain a minimum investment in stock of the Federal Reserve Bank of New York (the “FRB”).  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $427 thousand and $392 thousand invested in FRB stock at December 31, 2011 and December 31, 2010, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time accounts.  Since these reserves are maintained as vault cash or other low-interest bearing accounts, they have the effect of reducing a bank’s earnings.  At December 31, 2011, we were in compliance with these reserve requirements.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act Will, Among Other Things, Tighten Capital Standards, Create A New Consumer Financial Protection Bureau And Result In New Laws And Regulations That Are Expected To Increase Our Costs Of Operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Our Emphasis on Commercial Real Estate Loans and Commercial Business Loans May Expose Us to Increased Lending Risks.

At December 31, 2011, $52.6 million, or 40.9% of our loan portfolio, consisted of commercial real estate loans, including multi-family and construction and development loans.  Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including one-to four-family real estate loans, which totaled $30.0 million, or 23.3% of our total loan portfolio, at December 31, 2011.  In addition, at December 31, 2011, $36.7 million, or 28.5% of our loan portfolio, consisted of commercial business loans.  Of the commercial loan balance $11.8 million, or 9.2%, represented NYC taxi medallion loans. These loans are originated with LTV’s no greater than 80% and the borrower is subject to minimum credit scoring and debt service coverage requirements. Of the commercial loan balance $6.2 million, or 4.8%, represented USDA guaranteed loans. Management believes any risk associated with these loans is limited to the premium paid as the principal balance is fully guaranteed by the USDA.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2011, the fair value of our securities classified as available for sale totalled $18.7 million.  Unrealized net gains on available-for-sale securities totalled $579 thousand at December 31, 2011 and are reported, net of tax, as a separate component of shareholder’s equity.  However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholder’s equity.  Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities.  In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates.  As a result, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates. At December 31, 2011, given a +2.00% shock in interest rates, the model results in the Company’s economic value of equity at risk changing by $3.4 million or -18.8% lower than in a flat rate scenario. See Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk”.

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

The following table sets forth information concerning our properties at December 31, 2011.  Our premises had an aggregate net book value of approximately $1.8 million at that date.

Location	Year Acquired/Leased	Owned or Leased	Net Book Value at December 31, 2011
	(Dollars in thousands)
Corporate Headquarters And Main Office:

68 North Plank Road Newburgh, New York 12550	2011	Owned (2)	$1,706

Branch Offices:

257 Main Street New Paltz, New York 12561	2004	Leased (1)	$35

1361 North Railroad Avenue Staten Island, NY 10306	2007	Leased (1)	$72

(1)	Our leases at our New Paltz and Staten Island branch offices terminate in 2019 and 2018, respectively.
(2)	The Bank acquired the Corporate Headquarters location during 2011.

Item 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The Common Stock of ES Bancshares, Inc., is traded on the OTCBB market under the symbol “ESBS.” At December 31, 2011 the common stock was held by approximately 536 shareholders of record.  The following table shows the range of high and low market prices for our stock for the quarters indicated.  There were no dividends declared or paid in any quarter.  The payment of any future cash dividends is dependent on the results of operations and financial condition of the Company as well as tax considerations, economic and market conditions, regulatory restrictions, regulatory capital requirements and other factors.

Year ended December 31, 2011	High	Low	Cash Dividends Declared

Fourth quarter	$2.90	$2.00	$—
Third quarter	3.30	2.60	—
Second quarter	3.50	2.90	—
First quarter	4.25	2.50	—

Year ended December 31, 2010	High	Low	Cash Dividends Declared

Fourth quarter	$3.50	$2.30	$—
Third quarter	3.50	3.00	—
Second quarter	3.20	3.00	—
First quarter	4.50	2.75	—

(b)	Not applicable.

(c)	Not applicable

Item 6.	Selected Financial Data

This item is not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During 2011 we recorded net income of $47 thousand compared to  $488 thousand during 2010. The 2011 decrease was the result of increased provision for loan losses and higher non-interest expense, partially offset by increased net interest income and slightly higher non-interest income.

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

The following table sets forth average balance sheets for interest-earning assets and interest-bearing liabilities, average yields and costs, and certain other information for the years ended December 31, 2011 and 2010, respectively.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments, and purchase discounts and premiums that are amortized or accreted to interest income.  No tax-equivalent adjustments were made.

ES BANCSHARES INC.
AVERAGE BALANCE SHEET AND YIELD ANALYSIS

	Year Ended December 31,			Year Ended December 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Loans	$125,398	$6,724	5.36%	$116,070	$6,586	5.67%
Fed Funds & other investments	10,211	26	0.25%	10,604	31	0.29%
Certificates of deposit	1,438	37	2.57%	2,644	61	2.31%
FRB & FHLB stock	930	45	4.84%	928	56	6.03%
Securities	19,583	711	3.63%	27,885	1,100	3.94%
Total interest-earning assets	$157,560	$7,543	4.79%	$158,131	$7,834	4.95%

Allowance for loan losses	(1,981)			(1,735)
Cash & Due from banks	2,252			1,782
Other Non-interest earning assets	4,269			3,691
Total assets	$162,100			$161,869

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$7,106	$49	0.69%	$6,589	$48	0.73%
Money Market accounts	35,303	321	0.91%	36,493	402	1.10%
Regular savings accounts	9,777	76	0.78%	10,354	107	1.03%
Certficates of Deposit	67,807	1,497	2.21%	70,588	1,916	2.71%
Total interest-bearing deposits	$119,993	$1,943	1.62%	$124,024	$2,473	1.99%

Borrowings	9,896	389	3.93%	10,486	423	4.03%
Total interest-bearing liabilities	$129,889	$2,332	1.80%	$134,510	$2,896	2.15%

Non-interest-bearing liabilities	21,127		.	17,017		.
Total liabilities	151,016			151,527

Stockholders' equity	11,084			10,342
Total liabilities and stockholders' equity	$162,100			$161,869
Net interest income		$5,211			$4,938

Average interest rate spread (1)			2.99%			2.80%
Net interest margin (2)			3.31%			3.12%
Net interest-earning assets (3)	$27,671			$23,621
Ratio of average interest-earning assets to average interest-bearing liabilities			121.30%			117.56%

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

	Year Ended December 31,			Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)			(In thousands)
Interest earninig assets:
Loans Receivable	$(376)	$514	$138	$(56)	$858	$802
Due from banks and other money market deposits	(4)	(1)	(5)	3	(3)	-
Certificates of Deposit	7	(31)	(24)	(3)	(16)	(19)
FRB and FHLB stock	(11)	-	(11)	1	4	5
Investment Securities	(82)	(307)	(389)	(246)	(216)	(462)

Total interest-earning assets	(466)	175	(291)	(301)	627	326

Interest-bearing liabilities
NOW accounts	(2)	3	1	15	13	28
Money market accounts	(69)	(12)	(81)	(197)	26	(171)
Regular savings accounts	(25)	(6)	(31)	(36)	(8)	(44)
Certificates of deposit	(347)	(72)	(419)	(428)	81	(347)

Total interest-bearing deposits	(443)	(87)	(530)	(646)	112	(534)

Borrowings	(10)	(24)	(34)	43	24	67

Total interest-bearing liabilities	(453)	(111)	(564)	(603)	136	(467)

Net change in interest income	$(13)	$286	$273	$302	$491	$793

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets.  Total assets at December 31, 2011 increased $39 thousand, or 0.0%, but remained at $160.8 from December 31, 2010.  The movement in asset balances was primarily comprised of a $4.4 million increase in total loans receivable, net, real estate mortgage loans held for sale of $1.3 million,  and an increase of $1.5 million in premises and equipment. These increases were partially offset by decreases in cash and cash equivalents of $5.4 million, CD placements of $1.1 million, and securities available for sale of $1.4 million. We believe that shifting our asset mix into higher yielding instruments in a conservative manner is a key factor in improving our results of operations.  Over the past year, the US Treasury yield curve remained upward sloping providing us with the opportunity to manage and improve our net interest margin.

Net loans.   Net loans increased $4.4 million, or 3.6%, to $125.6 million at December 31, 2011 from $121.2 million at December 31, 2010.  The increase in net loans was primarily attributable to the $2.1 million, or 22.0% increase in NYC taxi medallion loans, $1.6 million or 5.5% increase in one to four family residential mortgage loans and $1.4 million or 12.2% increase in multi-family commercial real estate loans. At December 31, 2011 there were eleven nonaccrual loans at a total value of $2.5 million. Non-accrual loans also had a balance of $2.5 million at December 31, 2010.

Total securities.  Total securities at December 31, 2011 decreased $1.4 million, or 6.8%, to $18.8 million from $20.1 million at December 31, 2010.  The decrease in securities was primarily due to the accelerated prepayments within the mortgage-backed securities portfolio and a reluctance to deploy liquidity in traditional mortgage-backed securities in the current low rate environment.

Deposits.  Interest bearing deposits decreased $661 thousand to $119.7 million at December 31, 2011 from $120.3 million at December 31, 2010.  The net decrease over the year consisted of a $4.0 million decrease in certificates of deposit, partially offset by an increase in money market and savings accounts over the same period. During 2011 non-interest bearing accounts increased $1.5 million, or 8.6% from $17.9 million to $19.4 million.   This movement within the deposit portfolio is a result of management’s continued focus on attracting core transaction accounts and general market conditions.

Borrowings.  Borrowings decreased to $9.5 million from year ended December 2011 from $10.4 million at December 31, 2010.

Stockholders’ equity. Stockholders’ equity increased by $158 thousand to $10.9 million at December 31, 2011 from $10.8 million at December 31, 2010.  The increase was primarily attributable to an increase in the unrealized gain on the investment portfolio of $114 thousand, net of tax, and net income of $47 thousand recorded in 2011.

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

General.  For the year ended December 31, 2011, the Company recognized net income of $47 thousand, or $0.02 per share, as compared to a net income of $488 thousand or $0.23 per share, for the year ended December 31, 2010.

Interest Income.  Interest income for the year ended December 31, 2011 totaled $7.5 million, a decrease of $291 thousand from $7.8 million for the year ended December 31, 2010.  The decrease in interest income resulted from a decrease in average interest-earning assets to $157.6 million for the year ended December 31, 2011 from $158.1 million for the year ended December 31, 2010, in addition to by a decrease in the average annual yield on interest earning assets from 4.95% to 4.79% year over year.   For 2011, average loan balances increased from $116.1 million to $125.4 million over the prior year, while their average annual yield decreased from 5.67% to 5.36%. For the year ended December 31, 2011, the average balance of the investment securities portfolio decreased by $8.3 million, from $27.9 million to $19.6 million, while the average balances of its CD placements decreased approximately $1.2 million, from $2.6 million to $1.4 million, as compared to the year ended December 31, 2010.

Interest Expense.  Total interest expense for the year ended December 31, 2011 decreased by $564 thousand when compared to the year ended December 31, 2010.  The decrease primarily resulted from a decrease in the average annual cost of interest bearing liabilities from 2.15% for the year ended December 31, 2010 to 1.80% for the year ended December 31, 2011 which is due to the prevailing low interest rate environment. Average balances of total interest-bearing liabilities decreased to $129.9 million for the year ended December 31, 2011 as compared to $134.5 million for 2010.  This decrease primarily resulted from a decrease in total interest bearing deposits of $4.0 million and a decrease in average borrowings of approximately $34 thousand year over year. The average annual cost of interest bearing deposits was 1.62% for the year ended December 31, 2011, as compared to 1.99% for 2010. The average annual cost of borrowings was 3.93% for the year ended December 31, 2011, as compared to 4.03% for 2010.

Average money market account balances decreased $1.2 million, from $36.5 million for the year ended December 31, 2010 to $35.3 million for the year ended December 31, 2011.  The average annual costs for money market accounts decreased 19 basis points, from 1.10% for the year ended December 31, 2010 to 0.91% for the year ended December 31, 2011.  The average balances of the Bank’s certificates of deposit portfolio decreased to $67.8 million at an average annual cost of 2.21% for the year ended December 31, 2011, from $70.6 million at an average annual cost of 2.71% for the prior year.  For the year ended December 31, 2011, average regular savings account balances decreased $577 thousand to $9.8 million from $10.3 million for the year ended December 31, 2010, while the average costs decreased 26 basis points to 0.78% from 1.03% from the prior year.

Net Interest Income.  Net interest income was approximately $5.2 million for the year ended December 31, 2011 as compared to $4.9 million for the year ended December 31, 2010.  The average interest rate spread increased to 2.99% for 2011 as compared to 2.80% in 2010, while the net interest margin also increased to 3.31% from 3.12% year over year resulting from a lower cost of deposits, partially offset by a lower yield on interest earning assets.

Provision for Loan Losses.  The provision for loan losses for the year ended December 31, 2011 increased approximately $324 thousand to $938 thousand from $ 614 thousand for the year ended December 31, 2010.  Management’s objective is to maintain an allowance for losses that is sufficient to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, current market conditions and credit granting activities.

Non-Interest Income.  Non-interest income for the year ended December 31, 2011 totaled $1.38 million which represented a slight increase of $28 thousand from the $1.35 million for the year ended December 31, 2010.  Increases in service charges and fees of $181 thousand, recoveries of CD placement of $182 thousand, and gains on sales of loans of $75 thousand were partially offset by a decrease in gain on sale of securities of $398 thousand.

Non-Interest Expense.  Non-interest expense for the year ended December 31, 2011 increased $339 thousand to $5.7 million from $5.3 million for the year ended December 31, 2010. Compensation and benefits for the year ended December 31, 2011 increased $293 thousand to $2.8 million from $2.5 million for the year ended December 31, 2010. The increase in compensation and benefits is due to annual salary adjustments for all bank employees. Annual salary adjustments were not taken in the prior two years. Additionally, the Bank made strategic hires in specific areas where management deemed there was a lack of expertise and where the revenues to be gained were consistent with the strategic plan of the Bank.  Other expenses increased by $85 thousand to $787 thousand over the same period. The increase in other expense resulted from increases in professional fees and loan workout expenses as well as cost of disposing of troubled assets. These increases were partially offset by decreases in occupancy and equipment of $70 thousand and data processing fees of $10 thousand. The decrease in occupancy and equipment is due to the purchase of the Newburgh premises which houses the Company’s corporate headquarters. The annual depreciation of the premises is less than the annual rent burden.

Income Taxes.   The Bank recorded a net tax benefit of $51 thousand in fiscal 2011 compared to a tax benefit of $130 thousand in fiscal 2010. The change in income taxes was driven by a change in the valuation allowance recorded on the Company’s deferred tax assets.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  Investing activities are funded primarily by net deposit inflows, sales of loans, principal repayments on loans and securities, and borrowed funds.  For the years ended December 31, 2011 and 2010, we originated loans of approximately $48.1 million and $62.8 million, respectively, including real estate mortgage loans held for sale.  At December 31, 2011 and 2010, we had outstanding loan origination commitments of $7.4 million and $7.8 million, respectively. There were $1.7 million and $400 thousand in one-to-four family real estate mortgage loans held for sale at December 31, 2011 and 2010, respectively.  In addition, there were $10.8 million in undisbursed lines of credit and construction loans in process (combined) at December 31, 2011, versus $11.4 million at December 31, 2010.  The Company anticipates that it will have combined sufficient funds available to meet its current loan originations and other commitments.

At December 31, 2011 and 2010 total deposits were approximately $139.1 million and $138.2 million, respectively, of which approximately $64.9 million and $68.9 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from December 31, 2011 totaled $30.9 million.  Based on past experience the Company anticipates that most such certificates of deposit can be renewed upon their expiration.

During 2011, the Company extended the maturity of a credit facility with Atlantic Central Bankers Bank for $3.0 million.  Incremental proceeds drawn from the credit facility are for the purpose of providing funds as needed to the Bank to maintain strong capital ratios and enable it to grow at a managed pace and potentially add new branch locations.  As of December 31, 2011, the balance of the facility was $3.0 million.

In general the Bank monitors and manages its liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  As a member of the Federal Home Loan Bank of New York, the Bank has the availability of credit secured by qualifying collateral.  At December 31, 2011 the Bank had $19.3 million of such unencumbered collateral available.  Additionally, the Bank has unused credit lines of $5.0 million if the need arises with its correspondent bank, Atlantic Central Bankers Bank, which is separate from the Company’s credit facility mentioned above.

Applicable regulations require banks to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.  Under prompt corrective action regulations, our regulator is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  As of December 31, 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the bank regulators about capital components, risk weightings and other factors.

Management believes that as of December 31, 2011 and 2010, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2011 and December 31, 2010.  The capital ratios of the Company are not significantly different than those shown in the table below for the Bank and exceed the requirements to be well capitalized.  In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses.

	Bank Actual		Minimum Capital Adequacy		Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011	(Dollars in thousands)
Tier I (core) capital	$13,183	8.0%	$4,791	3.0%	$7,985	5.0%
Risk-based capital:
Tier I	13,183	11.5%	6,388	4.0	9,582	6.0
Total	14,623	12.7%	9,176	8.0	11,470	10.0

December 31, 2010
Tier I (core) capital	$12,757	8.0%	$4,794	3.0%	$7,991	5.0%
Risk-based capital:
Tier I	12,757	11.8%	6,392	4.0	9,589	6.0
Total	14,123	13.0%	8,689	8.0	10,861	10.0

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

Nearly all of our assets and liabilities are financial in nature.  As a result, our net income is directly affected by changes in interest rates.  We generally do not seek to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities as part of our interest rate risk management program.  However, management believes that by maintaining a significant portion of our assets in short-term investments, adjustable rate mortgage-backed securities and adjustable rate loans, we will be able to reprice a portion of our assets as rates change.  The Company has increased its total assets by only $39 thousand during 2011 but increased its investment in medium-term loans by $3.5 primarily. The Company has also increased its level of non-interest bearing deposits by $1.5 million in an effort to manage the vulnerability of its operating results to change in interest rates.  Nevertheless, as a result of holding medium and long-term fixed-rate loans and securities in its portfolio, the Company is vulnerable to an increase in its cost of funds used to hold such assets.

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

At December 31, 2011, given a +2.00% shock in interest rates, the model results in a decline in the Company’s net interest income for the next twelve months of approximately $39 thousand or 0.70% less than net interest income in a flat rate scenario.  The Company did not run a down rate shock at December 31, 2011 as the federal funds rate was at 0-0.25%.

The Company measures its economic value of equity at risk on a quarterly basis using the computer model referred to above.  Economic value of equity at risk measures the Company’s exposure to equity due to changes in a forecast interest rate environment.  At December 31, 2011, given a +2.00% shock in interest rates, the model results in the Company’s economic value of equity at risk declining by $3.4 million or -18.8% lower than in a flat rate scenario.

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
Newburgh, New York

We have audited the accompanying consolidated statements of financial condition of ES Bancshares, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ES Bancshares, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

New York, New York
March 30, 2012

RDGXBRLParseBegin
ES BANCSHARES, INC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In thousands)

	December 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents:
Cash and due from banks	$7,616	$13,027
Federal funds sold and other money market investments	11	12
Total cash and cash equivalents	7,627	13,039
Certificates of deposit at other financial institutions	1,055	2,110

Securities available for sale, at fair value	18,756	20,120

Real estate mortgage loans held for sale	1,709	400

Loans receivable	127,011	122,683
Deferred cost	524	542
Allowance for loan losses	(1,956)	(2,017)
Total loans receivable, net	125,579	121,208
Accrued interest receivable	582	608
Federal Reserve Bank stock	427	392
Federal Home Loan Bank stock	499	558
Goodwill	581	581
Premises and equipment, net	2,032	485
Prepaid FDIC Assessment	274	543
Real estate owned	1,241	325
Other assets	487	441
Total assets	$160,849	$160,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$19,434	$17,896
Interest bearing	119,660	120,321
Total deposits	139,094	138,217

Borrowed funds	9,486	10,364
Accrued interest payable	133	141
Other liabilities	1,200	1,310
Total liabilities	149,913	150,032

Commitments and contingencies (Note 9)

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized; 2,269,070 shares issued at December 31, 2011 and December 31, 2010)	22	22
Additional paid-in-capital	19,758	19,761
Accumulated deficit	(9,181)	(9,228)
Accumulated other comprehensive income	337	223
Total stockholders' equity	10,936	10,778
Total liabilities and stockholders' equity	$160,849	$160,810

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Twelve Months
	Ended December 31,
	2011	2010
Interest and dividend income:
Loans	$6,724	$6,586
Securities	711	1,100
Certificates of deposit	37	61
Fed Funds and other earning assets	71	87
Total interest and dividend income	7,543	7,834

Interest expense:
Deposits	1,943	2,473
Borrowed funds	389	423
Total interest expense	2,332	2,896

Net interest income	5,211	4,938

Provision for loan losses	938	614
Net interest income after provision for loan losses	4,273	4,324

Non-interest income:
Service charges and fees	724	543
Gain on sale of securities	69	467
Net gain on sale of loans	269	194
Recovery of certificate of deposit placement	182	-
Income from sales of annuities	95	104
Other	42	45
Total non-interest income	1,381	1,353

Non-interest expense:
Compensation and benefits	2,753	2,460
Occupancy and equipment	677	747
Data processing service fees	356	366
Professional fees	548	509
FDIC assessment	281	294
Advertising	155	160
Insurance	101	81
Other	787	702
Total non-interest expense	5,658	5,319

Net income (loss) before income taxes	(4)	358
Income tax expense (benefit)	(51)	(130)
Net income	$47	$488

Other comprehensive income:
Net unrealized gain on available-for-sale securities	114	16
Comprehensive income	$161	$504

Weighted average:
Common shares	2,269,070	2,079,207
Earnings per common share:
Basic	$0.02	$0.23
Diluted	$0.02	$0.23

See accompanying notes to financial statements.

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010
(Dollars in thousands, except share data)

	Capital Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2010	2,071,070	$20	$18,970	$(9,716)	$207	$9,481

Stock based compensation, net	-	-	13	-	-	13

Comprehensive income:
Net income	-	-	-	488	-	488
Net unrealized gain on available-for-sale securities, net of reclassification and tax effects	-	-	-	-	16	16
Total comprehensive income						504

Net proceeds from issuance of common stock	198,000	2	778	-	-	780

Balance at December 31, 2010	2,269,070	$22	$19,761	$(9,228)	$223	$10,778

Balance at January 1, 2011	2,269,070	$22	$19,761	$(9,228)	$223	$10,778

Stock based compensation, net	-	-	(3)	-	-	(3)

Comprehensive income:
Net income	-	-	-	47	-	47
Net unrealized gain on available-for-sale securities, net of reclassification and tax effects	-	-	-	-	114	114
Total comprehensive income						161

Balance at December 31, 2011	2,269,070	$22	$19,758	$(9,181)	$337	$10,936

See accompanying notes to financial statements.

ES BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Dollars in thousands)

	2011	2010

Cash flows from operating activities:
Net income for period	$47	$488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	938	614
Depreciation expense	191	243
Amortization (accretion) of deferred fees, discounts and premiums, net	(75)	106
Mortgage loans originated for sale	(10,568)	(14,169)
Proceeds from sale of mortgage loans held for sale	9,375	13,963
Net gain on sales of mortgage loans	(116)	(194)
Stock based compensation expense	(3)	13
Net gain on sales of investment securities	(69)	(467)
Loss on impairment of real estate owned	35	30
Changes in assets and liabilities:
Increase (decrease) in other assets	249	57
(Decrease) increase in accrued expenses and other liabilities	(200)	(545)
Net cash provided by (used in) operating activities	(196)	139
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	1,055	1,575
Purchase of available-for-sale securities	(4,913)	(5,934)
Proceeds from sales of available-for-sale securities	1,337	7,837
Proceeds from principal payments and maturities of securities	5,292	7,226
Net disbursements for loan originations	(4,996)	(11,087)
Purchases of loans	(1,417)	(5,239)
Redemption/ (purchase) of Federal Home Loan Bank stock	59	15
Purchase of Federal Reserve Bank stock	(35)	(84)
Leasehold improvements and acquisitions of capital assets, net of disposals	(1,738)	(80)
Proceeds from sale of real estate owned	141	-
Net cash used in investing activities	(5,215)	(5,771)
Cash flows from financing activities:
Net increase in deposits	877	2,865
Proceeds of advances from line of credit & FHLB	141	1,226
Repayment of advances	(1,019)	(985)
Net proceeds from common stock issuance	-	780
Net cash provided by (used in) financing activities	(1)	3,886

Net decrease in cash and cash equivalents	(5,412)	(1,746)
Cash and cash equivalents at beginning of period	13,039	14,785

Cash and cash equivalents at end of period	$7,627	$13,039

Supplemental cash flow information
Interest paid	$2,340	$2,906
Income taxes paid	63	20
Transfer of loans to real estate owned	1,092	206

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

The Bank  was organized under federal law in 2004 as a national bank regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank’s deposits are insured up to legal limits by the FDIC. In March 2009, the Bank converted its charter to a New York State commercial bank charter, with the New York Banking Department becoming its primary regulator.

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

During 2011 the Bank established two subsidiaries. Iron Creek LLC is a single member LLC whose sole purpose is to house the Bank premises building in Newburgh, NY. North Plank Realty Inc. is a New York C-Corporation whose sole purpose is to house any newly acquired properties as a result of foreclosure or other problem loan resolution.

During 2011 the Company formed a subsidiary. Empire Lockbox Settlements Inc. is a New York C-Corporation whose purpose is to offer lockbox services to companies that offer factoring services to retailers.

Basis of Presentation

The financial statements have been prepared in conformity with generally accepted accounting principles of the United States.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense.  Actual results could differ significantly from these estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, valuation of goodwill, valuation of real estate owned and the valuation of deferred tax assets.

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

Real Estate Mortgage Loans Held for Sale

Real estate mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses are recognized through a valuation allowance by charges to income.  There were no valuation allowances as of December 31, 2011 and December 31, 2010. Management does not retain servicing with respect to these loans.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal adjusted for any charge-offs, the allowance for loan losses, any deferred fees and costs on originated loans, and any unamortized premiums or discounts. Loan origination and commitment fees and certain direct loan origination costs will be deferred and the net amount amortized as an adjustment of the related loan’s yield using methods that approximate the interest method over the contractual life of the loan. Loan interest income is accrued daily on outstanding balances. A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loans’ existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosure.  The accrual of income on all classes of loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent as to principal and interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on all classes of nonaccrual loans, including impaired loans, will be recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectable. Loans are returned to an accrual status when a loan is brought current as to principal and interest and when reasons for doubtful collection no longer exist.

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

 Premises and Equipment

Land is carried at cost. Bank premises, leasehold improvements and furniture and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets, which are 35 years for bank premises and 2 to 7 years for furniture and equipment.  Amortization of leasehold improvements is recognized on a straight-line basis over the terms of the respective leases, resulting in amortization periods ranging from approximately 8 to 10 years.  Costs incurred to improve or extend the life of existing assets are capitalized.  Repairs and maintenance are charged to expense.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2008.

Federal Reserve Bank

As a member of the Federal Reserve Bank (“FRB”) system, the Bank is required to maintain a minimum investment in FRB stock.  Any excess may be redeemed by the Bank or called by the FRB at par.  At its discretion, the FRB may declare dividends on this stock.  The Bank had $427 thousand and $392 thousand invested in FRB stock at December 31, 2011 and December 31, 2010, respectively, which is carried at cost due to the fact that it is a restricted security.

Federal Home Loan Bank of New York

The Bank is a member of the Federal Home Loan Bank of New York (“FHLB”).  As a member the Bank was required to maintain FHLB capital stock, in the amount of $499 thousand and $558 thousand at December 31, 2011 and 2010, respectively.  The amount is carried at cost because it is a restricted security.  The FHLB may declare dividends on this stock at its discretion.

Comprehensive Income

Comprehensive income represents the sum of the net income and items of “other comprehensive income” that are reported directly in stockholders’ equity, such as the change during the period in the net unrealized gain or loss on securities available for sale.

Stock Options

The Company has a stock-based compensation plan as more fully described in Note 10.  For accounting purposes, the Bank recognizes expense for shares of common stock awarded under the Bank’s Stock Option Plan over the vesting period at the fair market value of the shares on the date they are awarded.

Net Income Per Common Share

The Company reports both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted EPS is computed by dividing income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method.  None of the stock options were considered in computing diluted EPS because to do so would have been anti-dilutive.

	Twelve Months Ended
	December 31,
	2011	2010
(in thousands, except per share data)
Net income attributable to Common Shareholders	$47	$488
Average number of Common Shares Outstanding-basic	2,269,070	2,079,207

Average number of common shares outstanding-diluted	2,269,070	2,079,207
Income per common share attributable to common shareholders:
Basic	$0.02	$0.23
Diluted	0.02	0.23

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

Some items in the prior year financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior year net income or stockholders’ equity.

Adoption of New Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-8, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-8”). ASU 2011-8 clarifies the guidance for goodwill impairment testing by allowing companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 includes a number of events and circumstances for companies to consider in conducting the qualitative assessment. ASU 2011-8 is effective for interim and annual reporting periods ending on or after December 15, 2011. Early adoption is permitted. Early adoption of AUS 2011-8 did not have a material impact on the Company.

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

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No.2011-5, “Comprehensive Income (Topic 220)” (“ASU 2011-5”). ASU 2011-5 gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of AUS 2011-5 is not anticipated to have a material impact on the Company.

NOTE 2 – INVESTMENT SECURITIES

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at December 31, 2011 and December 31, 2010.

	December 31, 2011
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$13,812	$556	$--	$14,368
Mortgage-backed securities - SBA Guaranteed	3,065	16		3,081
U.S. Government Agencies	--	--	--	--
Trust Preferred Securities	1,300	60	(53)	1,307
Total	$18,177	$632	$(53)	$18,756

	December 31, 2010
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$17,838	$290	$--	$18,128
U.S. Government Agencies	600	14	--	614
Trust Preferred Securities	1,300	78	--	1,378
Total	$19,738	$382	$--	$20,120

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at December 31, 2011, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	December 31, 2011
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$16,877	$17,449
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	--	--
One year to less than three years	--	--
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	1,300	1,307
Total	$18,177	$18,756

The following tables summarize, for all securities in an unrealized loss position at December 31, 2011, the aggregate fair values and gross unrealized losses by the length of time those securities had been in a continuous loss position. There were no securities in an unrealized loss position at December 31, 2010.

December 31, 2011

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(In thousands)

Mortgage-backed securities	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	397	(53)	-	-	397	(53)
Total temporarily impaired	$397	$(53)	$-	$-	$397	$(53)

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

Unrealized losses on trust preferred securities have not been recognized into income because the issuers bonds are of high credit quality (rated Baa3 or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.

Sales of available for sale securities were as follows:

	2011	2010
	(In thousands)

Proceeds	$1,337	$7,837
Gross gains	69	467
Gross losses	-	-

Securities pledged at year-end 2011 had an approximate carrying amount of $8.2 million and were pledged to secure borrowing facilities as well as certain municipal deposits. Pledged securities at December 31, 2010 had an approximate carrying amount of $12.9 million.

NOTE 3 – LOANS

The following is a summary of loans receivable at December 31, 2011 and December 31, 2010.

	At December 31,
	2011	2010
	(Dollars in thousands)
Real estate loans:
One-to four-family	$28,295	$28,037
Commercial
Owner Occupied	20,632	20,039
Non Owner Occupied	16,712	15,552
Multi-family	13,054	11,634
Construction or development	2,249	2,566
Home equity
Open Ended / Revolving	7,517	7,468
Closed Ended	1,480	1,620
Total real estate loans	89,939	86,916

Other loans:
Commercial business
Taxi Medallion	11,806	9,679
USDA Guaranteed	6,170	5,110
Commercial Business Lines of Credit and Term Loans	18,767	20,571
Consumer	329	407
Total other loans	37,072	35,767

	$127,011	$122,683

Less:
Deferred loan costs (fees) net	524	542
Allowance for loan losses	(1,956)	(2,017)

Total loans receivable, net	$125,579	$121,208

Risk characterisitics of the Company’s portfolio segments include the following:

Residential Real Estate Loans – Loans secured by residential real estate properties are offered by the Company. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

Commercial Real Estate Loans – In underwriting commercial real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loan. Repayment of such loans may be negatively impacted should the borrower default or should there be a substantial decline in the value of the property securing the loan, or a decline in general economic conditions. Where the owner occupies the property, the Company also evaluates the business’s ability to repay the loan on a timely basis. In addition, the Company may require personal guarantees, lease assignments and/or the guarantee of the operating company when the property is owner occupied. These types of loans may involve greater risks than other types of lending, because payments on such loans are often dependent on the successful operation of the business involved, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions affecting the borrowers’ business.

Multifamily Real Estate Loans - In underwriting multifamily real estate loans, the Company evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loan. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

Construction Loans – Construction loans are short-term loans (generally up to 18 months) secured by land for both residential and commercial development. The loans are generally made for acquisition and improvements. Funds are disbursed as phases of construction are completed. Most non-residential construction loans require preapproved permanent financing or pre-leasing by the Company or another bank providing the permanent financing. The Company funds construction of single family homes and commercial real estate, when no contract of sale exists, based upon the experience of the builder, the financial strength of the owner, the type and location of the property and other factors. Construction loans are generally personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by the builders’ inability to complete construction, by a downturn in the new construction market, by a significant increase in interest rates or by a decline in general economic conditions.

Home Equity Loans – Home equity loans secured by residential real estate properties are offered by the Company. Repayment of such loans may be negatively impacted should the borrower default, should there be a significant decline in the value of the property securing the loan or should there be a decline in general economic conditions.

Commercial and Industrial Loans – The Company’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are usually made to finance the purchase of inventory, new or used equipment or other short or long term working capital purposes.These loans are generally secured by corporate assets, often with real estate as secondary collateral, but are also offered on an unsecured basis. In granting this type of loan, the Company primarily looks to the borrower’s cash flow as the source of repayment with collateral and personal guarantees, where obtained, as a secondary source. Commercial loans are often larger and may involve greater risks than other types of loans offered by the Company. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loansmay be negatively impacted by adverse changes in economic conditions, management’s inability to effectively manage the business, claims of others against the borrower’s assets which may take priority over the Company’s claims against assets, death or disability of the borrower or loss of market for the borrower’s products or services.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and December 31, 2010.

	December 31,2011			December 31,2010
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(In thousands)			(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-	$-	$-	$-
Commercial
Owner Occupied	-	-	-	-	-	-
Non Owner Occupied	479	479	-	1,826	1,826	-
Multi-family	1,251	1,216	-	1,068	1,068	-
Construction or development	-	-	-	816	775	-
Home equity
Open Ended/Revolving	51	6	-	-	-	-
Closed Ended	-	-	-	-	-	-
Total real estate loans	1,781	1,701	-	3,710	3,669	-
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	-
USDA Guaranteed	-	-	-	-	-	-
All Other	613	550	-	668	594	-
Consumer	-	-	-	-	-	-
Total other loans	613	550	-	668	594	-

Total loans	$2,394	$2,251	$-	$4,378	$4,263	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-	$-	$-	$-
Commercial
Owner Occupied	224	224	28	-	-	-
Non Owner Occupied	1,167	1,167	78	-	-	-
Multi-family	-	-	-	-	-	-
Construction or development	-	-	-	-	-	-
Home equity
Open Ended/Revolving	-	-	-	75	55	3
Closed Ended	155	155	72	-	-	-
Total real estate loans	1,546	1,546	178	75	55	3
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	-
USDA Guaranteed	-	-	-	-	-	-
All Other	148	96	63	138	138	42
Consumer	-	-	-	-	-	-
Total other loans	148	96	63	138	138	42

Total loans	$1,694	$1,642	$241	$213	$193	$45

The recorded investment in loans excludes accrued interest and deferred loan costs (fees) due to immateriality.

	2011	2010
Average of individually impaired loans during year	$4,100	$4,799
Interest income recognized during impairment	-	-
Cash-basis interest income recognized	-	-

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$576	$-	$-	$-	$576	$27,719	$28,295
Commercial
Owner Occupied	1,238	-	-	-	1,238	19,394	20,632
Non Owner Occupied	-	-	-	479	479	16,233	16,712
Multi-family	185	-	-	1,216	1,401	11,653	13,054
Construction or development	-	-	-	-	-	2,249	2,249
Home equity
Open Ended/Revolving	200	-	-	6	206	7,311	7,517
Closed Ended	-	-	-	155	155	1,325	1,480
Total real estate loans	2,199	-	-	1,856	4,055	85,884	89,939
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	11,806	11,806
USDA Guaranteed	-	-	-	-	-	6,170	6,170
All Other	359	50	-	646	1,055	17,712	18,767
Consumer	-	-	-	-	-	329	329
Total other loans	359	50	-	646	1,055	36,017	37,072

Total loans	$2,558	$50	$-	$2,502	$5,110	$121,901	$127,011

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$584	$-	$-	$-	$584	$27,453	$28,037
Commercial
Owner Occupied	817	-	-	-	817	19,222	20,039
Non Owner Occupied	-	-	-	1,174	1,174	14,378	15,552
Multi-family	-	-	-	-	-	11,634	11,634
Construction or development	-	-	-	775	775	1,791	2,566
Home equity
Open Ended/Revolving	-	-	-	55	55	7,413	7,468
Closed Ended	278	-	-	-	278	1,342	1,620
Total real estate loans	1,679	-	-	2,004	3,683	83,233	86,916
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	9,679	9,679
USDA Guaranteed	-	-	-	-	-	5,110	5,110
All Other	276	-	-	505	781	19,790	20,571
Consumer	-	-	-	-	-	407	407
Total other loans	276	-	-	505	781	34,986	35,767

Total loans	$1,955	$-	$-	$2,509	$4,464	$118,219	$122,683

At year-end 2011, the Company had $5.2 million in interest only loans, excluding lines of credit and construction loans, and no loans with potential for negative amortization.

The Bank has extended credit to various directors, senior officers and their affiliates.  Loans to related parties during 2011 were as follows:

(In thousands)

Beginning balance at December 31, 2010	$4,028
New loans	540
Repayment	(592)

Ending balance at December 31, 2011	$3,976

The balance at December 31, 2011 includes unused commitments totaling $1.155 million.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all loans, regardless of the outstanding balance, and non-homogenous loans, such as commercial and commercial real estate loans.  This analysis is performed on an ongoing basis and results are reviewed each month.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either consumer loans or are included in groups of homogeneous loans.  As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$27,828	$-	$467	$-	$-	$28,295
Commercial
Owner Occupied	15,681	3,610	1,341	-	-	20,632
Non Owner Occupied	15,224	1,009	479	-	-	16,712
Multi-family	11,653	185	1,216	-	-	13,054
Construction or development	1,089	-	1,160	-	-	2,249
Home equity
Open Ended/Revolving	7,161	350	6	-	-	7,517
Closed Ended	1,325	-	155	-	-	1,480
Total real estate loans	79,961	5,154	4,824	-	-	89,939
Other loans:
Commercial business
Taxi Medallion	11,806	-	-	-	-	11,806
USDA Guaranteed	6,170	-	-	-	-	6,170
All Other	17,343	407	1,017	-	-	18,767
Consumer	329	-	-	-	-	329
Total other loans	35,648	407	1,017	-	-	37,072

Total loans	$115,609	$5,561	$5,841	$-	$-	$127,011

As of December 31, 2010, the risk category of loans by class of loans is as follows:

	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$27,572	$-	$465	$-	$-	$28,037
Commercial
Owner Occupied	15,039	3,661	1,339	-	-	20,039
Non Owner Occupied	13,726	652	1,174	-	-	15,552
Multi-family	10,566	-	1,068	-	-	11,634
Construction or development	1,791	-	775	-	-	2,566
Home equity
Open Ended/Revolving	6,862	551	55	-	-	7,468
Closed Ended	1,463	-	157	-	-	1,620
Total real estate loans	77,019	4,864	5,033	-	-	86,916
Other loans:
Commercial business
Taxi Medallion	9,679	-	-	-	-	9,679
USDA Guaranteed	5,110	-	-	-	-	5,110
All Other	18,969	382	1,220	-	-	20,571
Consumer	407	-	-	-	-	407
Total other loans	34,165	382	1,220	-	-	35,767

Total loans	$111,184	$5,246	$6,253	$-	$-	$122,683

Troubled Debt Restructurings:

From time to time, the terms of certain loans, for which the borrower is experiencing financial difficulties, are modified as troubled debt restructurings.  The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Troubled debt restructurings totaled $2.6 million as of December 31, 2011 and 2010 and had allocated specific reserves of $72 thousand and $0, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no loans modified as troubled debt restructurings during the year ended December 31, 2011.

One commercial real estate loan noted above with a recorded investment of $1.03 million at December 31, 2011 and one home equity loan with a recorded investment of $83 thousand went into payment default during 2011 and are classified as non-accrual at year end 2011.

A loan is considered to be in payment default once it is more than 30 days contractually past due under the modified terms. The two loans described above increased the allowance for loan losses by $72 thousand and resulted in charge-offs of $35 thousand during the year ended December 31, 2011.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2011 and December 31, 2010.

	Twelve Months Ended
	December 31,
	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$2,017	$1,824
Charge-offs
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	(180)	(214)
Multi-family	-	-
Construction or development	(235)	(40)
Home equity
Open Ended / Revolving	(100)	(20)
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	(506)	(143)
Consumer	(5)	(6)
Total charge-offs	(1,026)	(423)

Recoveries
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	26	1
Consumer	1	1
Total recoveries	27	2

Provision for losses	938	614
Balance at end of period	$1,956	$2,017

The following table presents the balance in the allowance for loan losses by portfolio segment as of December 31, 2011.

	For the Twelve Months Ended December 31, 2011
	(in thousands)
	One-to-Four Family	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total

Beginning Balance	$115	$591	$237	$36	$143	$633	$5	$257	$2,017
Charge-offs	-	(180)	-	(235)	(100)	(506)	(5)	-	(1,026)
Recoveries	-	-	-	-	-	26	1	-	27
Provision for loan losses	5	237	(124)	372	159	348	3	(62)	938
Ending Balance	$120	$648	$113	$173	$202	$501	$4	$195	$1,956

The following table presents the balance of recorded investment in loans by portfolio segment based on the impairment method and the corresponding balance in allowance for loan losses as of December 31, 2011 and December 31, 2010.

	December 31, 2011
	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Individually evaluated for impairment	$-	$106	$-	$-	$72	$63	$-	$-	$241
Collectively evaluated for impairment	120	542	113	173	130	438	4	195	1,715
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$120	$648	$113	$173	$202	$501	$4	$195	$1,956

Loans:
Loans individually evaluated for impairment	$-	$1,870	$1,216	$-	$161	$646	$-	$-	$3,893
Loans collectively evaluated for impairment	28,295	35,474	11,838	2,249	8,836	36,097	329	-	123,118
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,295	$37,344	$13,054	$2,249	$8,997	$36,743	$329	$-	$127,011

	December 31, 2010
	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Individually evaluated for impairment	$-	$-	$-	$-	$3	$42	$-	$-	$45
Collectively evaluated for impairment	115	591	237	36	140	591	5	257	1,972
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$115	$591	$237	$36	$143	$633	$5	$257	$2,017

Loans:
Loans individually evaluated for impairment	$-	$1,826	$1,068	$775	$55	$732	$-	$-	$4,456
Loans collectively evaluated for impairment	28,037	33,765	10,566	1,791	9,033	34,628	407	-	118,227
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,037	$35,591	$11,634	$2,566	$9,088	$35,360	$407	$-	$122,683

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2011 and December 31, 2010.

	December 31,
	2011	2010
	(In thousands)

Land	$193	$-
Furniture, fixtures, and equipment	1,242	951
Bank Premises	1,342	-
Leasehold Improvements	402	884
	3,179	1,835
Less: accumulated depreciation and amortization	(1,147)	(1,350)
Total premises and equipment, net	$2,032	$485

Depreciation expense was $191 thousand and $243 thousand for 2011 and 2010, respectively.

NOTE 6 – DEPOSITS

The following is a summary of deposit balances at December 31, 2011 and December 31, 2010.

	December 31,
	2011	2010
	(in thousands)

Demand deposit accounts	$19,434	$17,896
NOW accounts	7,544	7,287
Money market accounts	38,398	34,682
Regular savings accounts	8,782	9,426
Certificates of Deposit	64,936	68,926
Total	$139,094	$138,217

The following summarizes certificates of deposit by remaining term to contractual maturity at December 31, 2011 (in thousands).

Under one year	$30,873
One year to under two years	7,516
Two years to under three years	15,338
Three years to under four years	4,414
Four years to under five years	6,795
Total Certificates of Deposit	$64,936

Certificates of deposit of $100,000 or more totaled $35.6 million and $34.6 million at December 31, 2011 and December 31, 2010, respectively.  Deposits from directors, senior officers and their affiliates were approximately $4.5 million and $4.2 million at December 31, 2011 and December 31, 2010, respectively.

NOTE 7 – BORROWINGS

The Company had $9.5 million and $10.4 million in outstanding borrowings as of December 31, 2011 and 2010.  Of these amounts, the Company had $3.0 million and $2.8 million in an outstanding line of credit as of December 31, 2011 and 2010.  The remaining outstanding borrowings were Federal Home Loan Bank advances.

Advances from the Federal Home Loan Bank were as follows (in thousands):

	2011	2010
Fixed rates with an average rate of 3.04% and 3.09%	$6,504	$7,523

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were fully collateralized by investment securities.  The Company has also made its residential mortgage portfolio available to be pledged if needed to access borrowings at the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $25.8 million at year-end 2011 including the $6.5 million in term advances outstanding at December 31, 2011.

Payment Information:  Required principal payments over the next five years are as follows (in thousands):

2012	$1,066
2013	5,438
2014	-
2015	-
2016	-

Lines of Credit

The Company has a line of credit with a correspondent bank for an amount of up to $3,000,000.  This credit facility is secured by 100% of the outstanding shares of the Bank for a period of two years.  As of December 31, 2011, the outstanding balance is $3.0 million.  The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  During 2011 this line of credit was extended until February 2013 and currently carries a rate of 5.75%. The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments. Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Company also has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during 2011 or 2010.

NOTE 8 – INCOME TAXES

The following summarizes components of income tax expense for the years ended December 31, 2011 and December 31, 2010.

	December 31,
	2011	2010
	(in thousands)
Current:
Federal expense (benefit)	$(24)	$21
State and local expense (benefit)	22	33
Total	(2)	54

Deferred:
Federal expense (benefit)	$(13)	$94
State and local expense (benefit)	6	11
Tax Expense (Benefit ) Before Valuation Allowance	(7)	105

Change in Valuation Allowance	(42)	(289)
Total Tax Expense (Benefit)	$(51)	$(130)

The following is a reconciliation of the Company’s statutory federal income tax rate, 34%, to its effective tax rate at December 31, 2011 and December 31, 2010.

	December 31,
	2011	2010
	(in thousands)
	34%	34%
Federal expense (benefit) at statutory rate	$(2)	$121
State and local income taxes, net of federal income tax benefit	18	39
Expiration of charitable contribution carryforward	(42)	2
Other	17	(3)
Tax benefit before valuation allowance	(9)	159

Change in Valuation Allowance	(42)	(289)
Income tax benefit	$(51)	$(130)

The following summarizes the components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2011 and December 31, 2010.

	December 31,
	2011	2010
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$2,171	$2,013
Stock Option Compensation	28	29
Charitable contribution carryforward	6	12
Depreciation	156	99
Loss on investment CD	226	306
Reserve for loan losses	798	839
Non-Accrual loan interest	107	199
Other deferred tax assets	36	55
	3,528	3,552
Less: Valuation allowance	(2,924)	(2,966)
Net deferred tax assets	604	586

Deferred tax liabilities:
Accrual to cash adjustment	35	72
Intangible asset amortization	118	105
Deferred loan fees	216	224
Unrealized Gain on AFS securities	235	159
Deferred tax liabilities	604	560

Net deferred tax asset (liability)	$-	$26

The Company has the following net operating loss carry forwards available to reduce future taxable income.

YEAR(S) of Expiration	FEDERAL	NEW YORK STATE
2024	$439	$417
2025	1,680	1,675
2026	1,173	1,164
2027	704	704
2028	894	894
2029	258	216
2030	-	-
2031	334	314
	$5,482	$5,384

Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  At December 31, 2011, the Company assessed its earnings history and trend over the past two years, its estimate of future earnings, and the expiration dates of its net operating loss carryforwards. Based on this assessment and the uncertainty of prevailing economic conditions, the Company determined that it is prudent to record a valuation allowance against the deferred tax assets.

There were no significant unrecognized tax benefits at December 31, 2011, and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months.

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

Operating Lease Commitments

The Bank is obligated under non-cancelable operating leases for its branch office locations in New Paltz, New York and Staten Island, New York.  The leases are for initial terms of 15 years and 10 years, respectively and have various renewal options.  Rent expense under operating leases was $233,000 and $342,000 for the years ended December 31, 2011 and 2010, respectively.  The combined future minimum rent commitments under the non-cancelable operating leases, excluding taxes and insurance, before considering renewal options that generally are present, are as follows:

(In thousands)
2012	182
2013	183
2014	187
2015	191
2016	191
Thereafter	449
Total	$1,383

Off-Balance Sheet Financial Instruments

Loan origination commitments and lines of credit are contractual agreements to lend to customers within specified time periods at interest rates and on other terms specified in the agreements.  These financial instruments involve elements of credit risk and interest rate risk in addition to the amounts for funded loans recognized in the balance sheet.  The contractual amounts of commitments and lines of credit represent the Bank’s maximum potential exposure to credit loss (assuming that the agreements are fully funded and any collateral proves to be worthless), but do not represent future cash requirements since certain agreements may expire without being fully funded.  Loan commitments generally have fixed expiration dates (ranging up to three months) or other termination clauses and may require the payment of a fee by the customer.  Commitments and lines of credit are subject to the same credit approval process applied in the Bank’s general lending activities, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements. Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at December 31, 2011 consisted of adjustable and fixed rate, with interest rates ranging from 3.125% to 6.250% and terms generally not exceeding 90 days.

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2011		2010
	(In thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$3,858	$3,554	$4,256	$3,519
Unused lines of credit	-	10,791	-	11,393
Standby letters of credit	294	-	339	-

NOTE 10 – EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

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

A summary of options outstanding under the Bank’s Stock Option Plan as of December 31, 2011, and changes during the year then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contrctual Term (years)	Intrinsic Value

Outstanding at January 1, 2011	163,250	$9.98
Granted	12,000	5.17
Exercised	-	-
Forfeited or expired	(6,250)	9.78
Outstanding at December 31, 2011	169,000	$9.64	4.0	$-

Options exercisable at December 31, 2011	144,000	$10.25	3.3	$-

Vested and expected to vest	169,000	$9.64	4.0	-

As of December 31, 2011, there was $22 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a period of approximately 56 months.

At December 31, 2011, there were 11,000 shares available for future grant under the Stock Option Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions utilized for all grants during the year ended December 31, 2011 are as follows:

December 31, 2011

Risk-free interest rate	2.60%
Expected option life	8.0
Expected stock price volatility	0.30
Dividend yield	0.00%
Weighted average fair valueof options granted during the year	$0.42

401(k) Plan

A 401(k) benefit plan allows employee contributions up to 15% of their compensation.  The Bank did not make any matching contributions in 2011 or 2010.

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

Real Estate Owned:  The fair value of real estate owned (REO) with a valuation allowance is generally based on third party appraisals of the property, resulting in a Level 3 classification.

Assets measured at fair value on recurring basis are summarized below.

		Fair Value Measurements
		(in thousands)
		at December 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for-sale:
Mortgage-backed securities-residential	$14,368		$14,368
Other securities	4,388	$1,307	1,363	1,718

Total available-for-sale	$18,756	$1,307	$15,731	$1,718

		Fair Value Measurements
		(in thousands)
		at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment securities available-for-sale:
Mortgage-backed securities-residential	$18,128		$18,128
U.S. government agencies	614		614
Other securities	1,378		1,378

Total available-for-sale	$20,120	$-	$20,120	$-

The fair value for 4 single issuer trust preferred securities with a fair value of $1.3 million as of December 31, 2011 were transferred out of Level 2 and into Level 1 due to an increase in the market activity for this security. The Company’s policy is to recognize transfers as of the end of the reporting period.  As a result, the fair value of the trust preferred securities were transferred on December 31, 2011.During the year ended December 31, 2011 the Company purchased certain SBA 504 Pool securities. The fair value measurements for these were considered Levels 2 and 3 due to a lack of significant market activity for these securities.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		(in thousands)
		at December 31, 2011 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans
Commercial Term Loan	$11	$-	$-	$11
Commercial Line of Credit	23	-	-	23
Home Equity Loan	83	-	-	83

		Fair Value Measurements
		(in thousands)
		at December 31, 2010 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans
Closed end home equity	$52	$-	$-	$52
Commercial term loan	96			96
REO Property
Construction or development	325	-	-	325

Impaired loans: Impaired loans with specific allocations, measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value of $251 thousand, with a valuation allowance of $135 thousand at December 31, 2011. This specific allowance was allocated during the current year. General reserves in this amount were reclassified to specific reserves during the year ended December 31, 2011, an amount equal to any collateral shortfall on impaired loans. Impaired loans measured at fair value at December 31, 2010 had a carrying value of $193 thousand, with a valuation allowance of $45 thousand.

Real Estate Owned:  At December 31, 2010 real estate owned had a net carrying amount of $325 thousand, made up of two properties with a total outstanding balance of $855 thousand, net of direct write-downs of $530 thousand.

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets
Cash and due from banks	$7,616	$7,616	$13,027	$13,027
Federal Funds Sold and money market investments	11	11	12	12
Certificate of deposit placements	1,055	1,055	2,110	2,110
Securities available for sale	18,756	18,756	20,120	20,120
Loans held for sale	1,709	1,771	400	404
Loans, net	125,579	128,643	121,208	124,469
Federal Home Loan Bank stock	499	N/A	558	N/A
Federal Reserve Bank stock	427	N/A	392	N/A
Accrued interest receivable	582	582	608	608

Financial Liabilities
Deposits	139,094	139,595	138,217	139,764
Federal Home Loan Bank advances	6,504	6,591	7,523	7,684
Other borrowings	2,982	3,022	2,841	2,902
Accrued interest payable	133	133	141	141

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

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

Under its prompt corrective action regulations, the FRB is required to take certain supervisory actions with respect to an undercapitalized institution.  The regulations establish a framework for the classification of depository institutions into five categories: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  Generally an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%, a core (Tier 1) risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of a least 10.0%.  At year-end 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the FRB about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2011 and December 31, 2010, the Bank met all capital adequacy requirements to which it was subject.

The following is a summary of the Bank’s actual capital amounts and ratios, compared to the regulatory requirements for minimum capital adequacy and for classification as a well-capitalized institution at December 31, 2011 and December 31, 2010.    In accordance with the applicable regulatory requirements, the Bank’s actual tangible and Tier 1 capital amounts exclude goodwill, while the total risk-based capital amounts include the allowance for loan losses up to 1.25% of risk weighted assets.

	Bank Actual		Minimum Capital Adequacy		Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011	(Dollars in thousands)
Tier I (core) capital	$13,183	8.0%	$4,791	3.0%	$7,985	5.0%
Risk-based capital:
Tier I	13,183	11.5%	6,388	4.0	9,582	6.0
Total	14,623	12.7%	9,176	8.0	11,470	10.0

December 31, 2010
Tier I (core) capital	$12,757	8.0%	$4,794	3.0%	$7,991	5.0%
Risk-based capital:
Tier I	12,757	11.8%	6,392	4.0	9,589	6.0
Total	14,123	13.0%	8,689	8.0	10,861	10.0

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

NOTE 13 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of ES Bancshares, Inc. follows:

CONDENSED BALANCE SHEETS
(Dollars in thousands)

	December 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$13	$32
Investment in banking subsidiary	13,942	13,596
Other assets	10	11
Total assets	$13,965	$13,639

LIABILITIES AND EQUITY

Debt	$2,982	$2,841
Other liabilities	47	20
Shareholders' equity	10,936	10,778

Total liabilities and stockholders' equity	$13,965	$13,639

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended December 31,
(Dollars in thousands)

	2011	2010

Interest income	$-	$-

Total income	-	-

Interest expense	171	170
Other expense	14	34
Total expense	185	204

Income (loss) before income tax and undistributed subsidiary income	(185)	(204)

Income tax expense	-	-
Equity in undistributed subsidiary income	232	692

Net income	$47	$488

Comprehensive income	$161	$504

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollars in thousands)

	2011	2010
Cash Flows from operating activities:
Net income	$47	$488
Adjustments:
Equity in undistributed subsidiary income	(232)	(692)
Changes in other assets	1	(6)
Changes in other liabilities	27	9
Net cash from operating activities	(157)	(201)

Cash flows from investing activities:
Investments in subsidiary	(3)	(1,833)
Other	-	-
Net cash from investing activities	(3)	(1,833)

Cash flows from financing activities:
Proceeds of borrowings	141	1,226
Repayments of borrowings	-	-
Proceeds from stock issuance	-	782
Purchase of common stock	-	-
Dividends paid	-	-
Net cash from financing activities	141	2,008

Net change in cash and cash equivalents	(19)	(26)

Beginning cash and cash equivalents	32	58

Ending cash and cash equivalents	$13	$32

NOTE 14 – SUBSEQUENT EVENTS (Unaudited)

On February 9, 2012 the Company sold 43,797 shares of its common stock, par value $0.01 per share, at a per share price of $3.00 for total aggregate gross proceeds of approximately $131 thousand in a private placement offering.
RDGXBRLParseEnd
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

(a) Evaluation of Disclosure Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting.  The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations.  In addition, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Audit Committee meet on a quarterly basis and discuss the Company’s material accounting policies.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of December 31, 2011 and found them to be adequate.

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

Information concerning directors and executive officers of the Registrant is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012.

Set forth below is information, as of December 31, 2011 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (1), Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (3)

Equity compensation plans approved by stockholders	169,000	$9.64	11,000
Equity compensation plans not approved by stockholders	–	–	–
Total	169,000	$9.64	11,000

(1)	Consists of options to purchase 169,000 shares of common stock under the Empire State Bank 2004 Stock Option Agreement.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Empire State Bank 2004 Stock Option Agreement.
(3)	Consists of stock options for 11,000 shares of common stock available to be granted from the Empire State Bank 2004 Stock Option Agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Document	Reference to Previous Filing, If Applicable

3(1)	Articles of Incorporation	*

3(2)	Amended and Restated Bylaws	*

4	Form of Stock Certificate	**

10.1	Employment Agreement between ES Bancshares, Inc. and Anthony P. Costa, dated December 29, 2008	***

10.2	Employment Agreement between Empire State Bank, N.A. and Anthony P. Costa, dated December 29, 2008	***

10.3	Employment Agreement between ES Bancshares, Inc. and Philip Guarnieri, dated December 29, 2008	***

10.4	Employment Agreement between Empire State Bank, N.A. and Philip Guarnieri, dated December 29, 2008	***

10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***

10.6	Employment Agreement between Empire State Bank, N.A. and Arthur W. Budich, dated December 29, 2008	***

10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***

10.7	Employment Agreement between ES Bancshares, Inc. and Joseph L. Macchia, dated December 29, 2008.	***

10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**

10.8	Employment Agreement between Empire State Bank, N.A. and Joseph L. Macchia, dated December 29, 2008	***

10.10	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Employee	****

10.9	Empire State Bank, N.A. 2004 Stock Option Plan	**

10.11	Empire State Bank, N.A. 2004 Stock Option Plan Stock Option Agreement- Outside Directors	****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

21	Subsidiaries of the Registrant

23	Consent of Crowe Horwath LLP

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Company’s Quarterly Report of Form 10-QSB for the period ended September 30, 2006 filed with the SEC on November 14, 2006.

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

ES BANCSHARES, INC.

Date: March 30, 2012	By:	/s/ Anthony Costa
Anthony Costa, Chairman of the Board and Co-Chief Executive Officer
(Duly Authorized Representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	/s/ Philip Guarnieri
Philip Guarnieri, President and Co-Chief Executive Officer, Director

Date: March 30, 2012	/s/ Thomas Sperzel
Thomas Sperzel, Senior Vice President & Chief Financial Officer

Date: March 30, 2012	/s/ Walter Daszkowski
Walter Daszkowski, Director

Date: March 30, 2012	/s/ Andrew Finkelstein Esq.
Andrew Finkelstein Esq., Director

Date: March 30, 2012	/s/ Gale Foster Esq.
Gale Foster Esq., Director

Date: March 30, 2012	/s/ David Freer, Jr.
David Freer, Jr., Director

Date: March 30, 2012	/s/ David Mesches
David Mesches, Director

Date: March 30, 2012	/s/ Michael Ostrow
Michael Ostrow, Director

Date: March 30, 2012	/s/ Albert Pagano
Albert Pagano, Director

Date: March 30, 2012	/s/ Peter Savago
Peter Savago, Director

Date: March 30, 2012	/s/ Thomas D. Weddell
Thomas D. Weddell, Director