Form 10-Q
period 2012-03-31
ES Bancshares, Inc.
filed 2012-05-14
CIK 1358254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012 there were 2,312,867 issued and outstanding shares of the Registrant’s Common Stock.

ES BANCSHARES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

ES BANCSHARES, INC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars In thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Cash and cash equivalents:
Cash and due from banks	$13,111	$7,616
Federal funds sold and other money market investments	11	11
Total cash and cash equivalents	13,122	7,627
Certificates of deposit at other financial institutions	1,055	1,055

Securities available for sale, at fair value	14,327	18,756

Real estate mortgage loans held for sale	870	1,709

Loans receivable	126,573	127,011
Deferred cost	514	524
Allowance for loan losses	(1,859)	(1,956)
Total loans receivable, net	125,228	125,579
Accrued interest receivable	535	582
Federal Reserve Bank stock	428	427
Federal Home Loan Bank stock	487	499
Goodwill	581	581
Premises and equipment, net	2,343	2,032
Prepaid FDIC Assessment	220	274
Real estate owned	1,197	1,241
Other assets	606	487
Total assets	$160,999	$160,849

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	$24,389	$19,434
Interest bearing	114,791	119,660
Total deposits	139,180	139,094

Borrowed funds	9,241	9,486
Accrued interest payable	116	133
Other liabilities	1,432	1,200
Total liabilities	149,969	149,913

Commitments and contingencies (Note 9)

Stockholders' equity
Capital stock (par value $0.01; 5,000,000 shares authorized; 2,312,867 shares issued at March 31, 2012 and 2,269,070 at December 31, 2011)	23	22
Additional paid-in-capital	19,890	19,758
Accumulated deficit	(9,235)	(9,181)
Accumulated other comprehensive income	352	337
Total stockholders' equity	11,030	10,936
Total liabilities and stockholders' equity	$160,999	$160,849

See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011

Interest and dividend income:
Loans	$1,638	$1,688
Securities	118	176
Certificates of deposit	7	12
Fed Funds and other earning assets	18	19
Total interest and dividend income	1,781	1,895

Interest expense:
Deposits	363	530
Borrowed funds	96	98
Total interest expense	459	628

Net interest income	1,322	1,267

Provision for loan losses	191	10
Net interest income after provision for loan losses	1,131	1,257

Non-interest income:
Service charges and fees	157	154
Net gain on sales of loans held for sale	177	62
Other	41	21
Total non-interest income	375	237

Non-interest expense:
Compensation and benefits	762	665
Occupancy and equipment	167	183
Data processing service fees	101	97
Professional Fees	155	129
Other	374	372
Total non-interest expense	1,559	1,446

Net income before income taxes	(53)	48
Income tax expense	1	10
Net (loss) income	$(54)	$38

Other comprehensive income (loss):
Net unrealized gain/(loss) on available-for-sale securities	15	(14)
Comprehensive (loss) income	$(39)	$24

Weighted average:
Common shares	2,294,097	2,269,070
Earnings (Loss) per common share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

See accompanying notes to financial statements

ES BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands of dollars except, share data)

	Capital Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2011	2,269,070	$22	$19,761	$(9,228)	$223	$10,778

Stock based compensation, net	-	-	(9)	-	-	(9)

Comprehensive income:
Net income for the period	-	-	-	38	-	38
Net unrealized loss on available-for-sale securities	-	-	-	-	(14)	(14)
Total comprehensive income						24

Balance at March 31, 2011	2,269,070	$22	$19,752	$(9,190)	$209	$10,793

Balance at January 1, 2012	2,269,070	$22	$19,758	$(9,181)	$337	$10,936

Proceeds from issuance of common stock	43,797	1	131	-	-	$132

Stock based compensation, net	-	-	1	-	-	1

Comprehensive income:
Net loss for the period	-	-	-	(54)	-	(54)
Net unrealized gain on available-for-sale securities	-	-	-	-	15	15
Total comprehensive loss						(39)

Balance at March 31, 2012	2,312,867	$23	$19,890	$(9,235)	$352	$11,030

See accompanying notes to financial statements

ES BANCSHARES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)

	2012	2011

Cash flows from operating activities:
Net income for period	$(54)	$38
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	191	10
Depreciation expense	58	53
Amortization (accretion) of deferred fees, discounts and premiums, net	(52)	43
Mortgage loans originated for sale	(2,051)	(4,049)
Net proceeds from sale of loans	3,067	4,245
Net gain on sale of loans	(177)	(62)
Stock based compensation expense	1	(9)
Net gain on sales of investment securities	(4)	-
Loss on impairment of real estate owned	44	10
Changes in assets and liabilities:
(Increase) decrease in other assets	(18)	(1,005)
(Decrease) increase in accrued expenses and other liabilities	214	(94)
Net cash provided by (used in) operating activities	1,219	(820)
Cash flows from investing activities:
Maturity of certificates of deposit at other financial institutions	-	200
Purchase of available-for-sale securities	-	(1,997)
Proceeds from sales of available-for-sale securities	2,406	-
Proceeds from principal payments and maturities of securities	2,105	1,224
Net disbursements for loan originations	398	1,243
Purchases of loans	(248)	(540)
Redemption/ (purchase) of Federal Home Loan Bank stock	12	11
Purchase of Federal Reserve Bank stock	(1)	-
Leasehold improvements and acquisitions of capital assets, net of disposals	(369)	(44)
Proceeds from sale of real estate owned	-	-
Net cash provided by investing activities	4,303	97
Cash flows from financing activities:
Net increase in deposits	86	817
Proceeds of advances from line of credit & FHLB	15	36
Repayment of advances	(260)	(251)
Net proceeds from common stock issuance	132	-
Net cash provided by (used in) financing activities	(27)	602

Net decrease in cash and cash equivalents	5,495	(121)
Cash and cash equivalents at beginning of period	7,627	13,039

Cash and cash equivalents at end of period	$13,122	$12,918

Supplemental cash flow information
Interest paid	$476	$632
Income taxes paid	9	53
Transfer of loans to real estate owned	-	-

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

Note 2.  Basis of Presentation

The consolidated financial statements included herein include the accounts of the Company, the Bank, and all subsidiaries of each, subsequent to the elimination of all significant intercompany balances and transactions, and have been prepared by the Company without audit.  In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles of the United States have been condensed or omitted pursuant to the rules and regulations of the SEC, however, the Company believes that the disclosures are adequate to make the information presented not misleading.  The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year ending December 31, 2012.  The unaudited interim financial statements presented herein should be read in conjunction with the annual financial statements of the Company as of and for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock warrants and options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period plus common-equivalent shares computed using the treasury stock method. No warrants or stock options were considered in computing diluted earnings per share because their exercise price was greater than our weighted average share price for the periods presented and therefore to do so would have been anti-dilutive. The Company had 169,000 options outstanding that met this definition at March 31, 2012.

	Three Months Ended March 31,
	2012	2011
(in thousands, except per share data)
Net income (loss) attributable to Common Shareholders	$(54)	$38
Average number of Common Shares Outstanding-basic	2,294,097	2,269,070

Average number of common shares outstanding-diluted	2,294,097	2,269,070
Income (loss) per common share attributable to common shareholders:
Basic	$(0.02)	$0.02
Diluted	(0.02)	0.02

Adoption of New Accounting Guidance

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

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No.2011-5, “Comprehensive Income (Topic 220)” (“ASU 2011-5”). ASU 2011-5 gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of AUS 2011-5 did not have a material impact on the Company.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No.2011-4, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2011-4”). ASU 2011-4 clarifies the guidance for determining fair value including some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with current accounting guidance. ASU 2011-4 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-4 did not have a material impact on the Company.

Note 3 – Investment Securities

The following is a summary of the amortized cost, gross unrealized gains and losses, and estimated fair market value of investment securities available-for-sale at March 31, 2012 and December 31, 2011.

	March 31, 2012
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$12,432	$530	$--	$12,962
Trust Preferred Securities	1,300	65	--	1,365
Total	$13,732	$595	$--	$14,327

	December 31, 2011
		(in thousands)

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$13,812	$556	$--	$14,368
Mortgage-backed securities - SBA Guaranteed	$3,065	$16		$3,081
Trust Preferred Securities	1,300	60	(53)	1,307
Total	$18,177	$632	$(53)	$18,756

There were no securities held to maturity or trading at March 31, 2012 or December 31, 2011.

The following is a summary of the amortized cost and estimated fair market value of investment securities available-for-sale at March 31, 2012, with amounts shown by remaining term to contractual maturity.  Securities not due at a single maturity date, primarily mortgaged-backed securities, are shown separately.

	March 31, 2012
	(in thousands)

	Amortized	Fair
	Cost	Value
Available-for-Sale:
Mortgaged-backed securities	$12,432	$12,962
U.S. Government Agencies and Trust Preferred Securities
Due less than one year	--	--
One year to less than three years	--	--
Three years to less than five years	--	--
Five years to ten years	--	--
More than ten years	1,300	1,365
Total	$13,732	$14,327

There were no securities in an unrealized loss position at March 31, 2012. The following is a summary of the securities in an unrealized loss position at December 31, 2011 and the amount of time they have been in a loss position.

December 31, 2011

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(In thousands)

Mortgage-backed securities	$-	$-	$-	$-	$-	$-
U.S. Government Agencies	-	-	-	-	-	-
Trust Preferred Securities	397	(53)	-	-	397	(53)
Total temporarily impaired	$397	$(53)	$-	$-	$397	$(53)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. At March 31, 2012 we determined that there were no other-than-temporary impairments on securities held in our portfolio.

Gains on sales of securities during the three months ended March 31, 2012 amounted to $15 thousand. Losses on sales of securities during the three months ended March 31, 2012 amounted to $11 thousand. There were no gains or losses recognized on sales of securities during the three months ended March 31, 2011.

Note 4 – Loans

The following is a summary of loans receivable at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Real estate loans:
One-to four-family	$27,399	$28,295
Commercial
Owner Occupied	20,397	20,632
Non Owner Occupied	16,530	16,712
Multi-family	12,942	13,054
Construction or development	2,423	2,249
Home equity
Open Ended / Revolving	7,366	7,517
Closed Ended	1,338	1,480
Total real estate loans	88,395	89,939

Other loans:
Commercial business
Taxi Medallion	12,393	11,806
USDA Guaranteed	6,340	6,170
Commercial Business Lines of Credit and Term Loans	19,137	18,767
Consumer	308	329
Total other loans	38,178	37,072

	$126,573	$127,011

Less:
Deferred loan costs (fees) net	514	524
Allowance for loan losses	(1,859)	(1,956)

Total loans receivable, net	$125,228	$125,579

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(In thousands)			(In thousands)
With no related allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-	$-	$-	$-
Commercial
Owner Occupied	-	-	-	-	-	-
Non Owner Occupied	1,723	1,723	-	479	479	-
Multi-family	859	824	-	1,251	1,216	-
Construction or development	-	-	-	-	-	-
Home equity						-
Open Ended/Revolving	-	-	-	51	6	-
Closed Ended	151	79	-	-	-	-
Total real estate loans	2,733	2,626	-	1,781	1,701	-
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	-
USDA Guaranteed	-	-	-	-	-	-
All Other	914	854	-	613	550	-
Consumer	-	-	-	-	-	-
Total other loans	914	854	-	613	550	-

Subtotal loans	$3,647	$3,480	$-	$2,394	$2,251	$-

With an allowance recorded:
Real estate loans:
One-to four family	$-	$-	$-	$-	$-	$-
Commercial
Owner Occupied	-	-	-	224	224	28
Non Owner Occupied	746	746	111	1,167	1,167	78
Multi-family	635	635	19	-	-	-
Construction or development	-	-	-	-	-	-
Home equity
Open Ended/Revolving	-	-	-	-	-	-
Closed Ended	-	-	-	155	155	72
Total real estate loans	1,381	1,381	130	1,546	1,546	178
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	-
USDA Guaranteed	-	-	-	-	-	-
All Other	-	-	-	148	96	63
Consumer	-	-	-	-	-	-
Total other loans	-	-	-	148	96	63

Subtotal loans	$1,381	$1,381	$130	$1,694	$1,642	$241

Total Loans	$5,028	$4,861	$130	$4,088	$3,893	$241

	Quarter Ended March 31, 2012			Quarter Ended March 31, 2011
	Average of Individually Imapired Loans During Period	Interest Income Recognized During Impairment	Cash-Basis Interest Income Recognized	Average of Individually Imapired Loans During Period	Interest Income Recognized During Impairment	Cash-Basis Interest Income Recognized

Real estate loans:
One-to four family
Commercial
Owner Occupied	$-	$-	$-	$1,819	$-	$-
Non Owner Occupied	1,735	19	-	1,067	-	-
Multi-family	1,338	-	-	775	-	-
Construction or development	-	-	-	-	-	-
Home equity
Open Ended/Revolving	3	-	-	50	-	-
Closed Ended	40	-	-	-	-	-
Total real estate loans	$3,115	$19	$-	$3,711	$-	$-
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	-
USDA Guaranteed	-	-	-	-	-	-
All Other	702	5	-	476	-	-
Consumer	-	-	-	-	-	-
Total other loans	702	5	-	476	-	-

Total loans	$3,817	$24	$-	$4,187	$-	$-

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

Troubled debt restructurings totaled $2.2 million as of March 31, 2012 and $2.6 million as of December 31, 2011 and had allocated specific reserves of $0 and $72 thousand, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

There were no loans modified as troubled debt restructurings during the quarter ended March 31, 2012.

One commercial real estate loan noted above with a recorded investment of $1.02 million at March 31, 2012 and one home equity loan with a recorded investment of $80 thousand went into payment default during 2011 and are classified as non-accrual at March 31, 2012.

A loan is considered to be in payment default once it is more than 30 days contractually past due under the modified terms.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

March 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$-	$-	$-	$-	$-	$26,570	$26,570
Commercial
Owner Occupied	-	-	-	-	-	21,226	21,226
Non Owner Occupied	417	-	-	1,295	1,712	14,818	16,530
Multi-family	-	-	-	1,459	1,459	11,483	12,942
Construction or development	-	-	-	-	-	2,423	2,423
Home equity
Open Ended/Revolving	-	-	-	-	-	7,366	7,366
Closed Ended	-	-	-	79	79	1,259	1,338
Total real estate loans	417	-	-	2,833	3,250	85,145	88,395
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	12,393	12,393
USDA Guaranteed	-	-	-	-	-	6,340	6,340
All Other	74	-	-	628	702	18,435	19,137
Consumer	-	-	-	-	-	308	308
Total other loans	74	-	-	628	702	37,476	38,178

Total loans	$491	$-	$-	$3,461	$3,952	$122,621	$126,573

December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Loans Past Due Over 90 Days Still Accruing	Non Accrual	Total Past Due	Loans Not Past Due	Total
	(In thousands)
Real estate loans:
One-to four family	$576	$-	$-	$-	$576	$27,719	$28,295
Commercial
Owner Occupied	1,238	-	-	-	1,238	19,394	20,632
Non Owner Occupied	-	-	-	479	479	16,233	16,712
Multi-family	185	-	-	1,216	1,401	11,653	13,054
Construction or development	-	-	-	-	-	2,249	2,249
Home equity
Open Ended/Revolving	200	-	-	6	206	7,311	7,517
Closed Ended	-	-	-	155	155	1,325	1,480
Total real estate loans	2,199	-	-	1,856	4,055	85,884	89,939
Other loans:
Commercial business
Taxi Medallion	-	-	-	-	-	11,806	11,806
USDA Guaranteed	-	-	-	-	-	6,170	6,170
All Other	359	50	-	646	1,055	17,712	18,767
Consumer	-	-	-	-	-	329	329
Total other loans	359	50	-	646	1,055	36,017	37,072

Total loans	$2,558	$50	$-	$2,502	$5,110	$121,901	$127,011

At March 31, 2012, the Company had $5.5 million in interest only loans, excluding lines of credit and construction loans, and no loans with potential for negative amortization.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all non-homogeneous loans, regardless of the outstanding balance, such as commercial and commercial real estate loans.  This analysis is performed on an ongoing basis and when conditions around the credit change warranting a more frequent review. Homogeneous loans, such as consumer loans and residential loans, are rated only when financial conditions around the credit warrant a review or the loans goes past due 90 days. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be not classified loans.  Loans listed as not rated are either consumer loans or are included in groups of homogeneous loans which are not rated unless individually unless conditions warrant.  As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012
	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$26,103	$-	$467	$-	$-	$26,570
Commercial
Owner Occupied	16,320	3,570	1,336	-	-	21,226
Non Owner Occupied	15,055	996	479	-	-	16,530
Multi-family	11,298	183	1,461	-	-	12,942
Construction or development	1,263	-	1,160	-	-	2,423
Home equity
Open Ended/Revolving	7,016	350	-	-	-	7,366
Closed Ended	1,258	-	80	-	-	1,338
Total real estate loans	78,313	5,099	4,983	-	-	88,395
Other loans:
Commercial business
Taxi Medallion	12,393	-	-	-	-	12,393
USDA Guaranteed	6,340	-	-	-	-	6,340
All Other	17,827	403	907	-	-	19,137
Consumer	308	-	-	-	-	308
Total other loans	36,868	403	907	-	-	38,178

Total loans	$115,181	$5,502	$5,890	$-	$-	$126,573

December 31, 2011
	Not Classified	Special Mention	Sub- standard	Doubtful	Loss	Total Loans
Real estate loans:
One-to four family	$27,828	$-	$467	$-	$-	$28,295
Commercial
Owner Occupied	15,681	3,610	1,341	-	-	20,632
Non Owner Occupied	15,224	1,009	479	-	-	16,712
Multi-family	11,653	185	1,216	-	-	13,054
Construction or development	1,089	-	1,160	-	-	2,249
Home equity
Open Ended/Revolving	7,161	350	6	-	-	7,517
Closed Ended	1,325	-	155	-	-	1,480
Total real estate loans	79,961	5,154	4,824	-	-	89,939
Other loans:
Commercial business
Taxi Medallion	11,806	-	-	-	-	11,806
USDA Guaranteed	6,170	-	-	-	-	6,170
All Other	17,343	407	1,017	-	-	18,767
Consumer	329	-	-	-	-	329
Total other loans	35,648	407	1,017	-	-	37,072

Total loans	$115,609	$5,561	$5,841	$-	$-	$127,011

Note 5 – Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the three months ended March 31, 2012 and March 31, 2011.

	For the Three Months Ended March 31, 2012
	(in thousands)
	One-to-Four Family	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total

Beginning Balance	$120	$648	$113	$173	$202	$501	$4	$195	$1,956
Charge-offs	-	(51)	-	-	(79)	(158)	-	-	(288)
Recoveries	-	-	-	-	-	-	-	-	-
Provision for loan losses	4	16	(7)	28	9	110	(1)	32	191
Ending Balance	$124	$613	$106	$201	$132	$453	$3	$227	$1,859

	For the Three Months Ended March 31, 2011
	(in thousands)
	One-to-Four Family	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total

Beginning Balance	$115	$591	$237	$36	$143	$633	$5	$257	$2,017
Charge-offs	-	-	-	-	(14)	(87)	-	-	(101)
Recoveries	-	-	-	-	-	-	1	-	1
Provision for loan losses	22	31	-	-	(4)	11	(2)	(48)	10
Ending Balance	$137	$622	$237	$36	$125	$557	$4	$209	$1,927

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011.

March 31, 2012
	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Individually evaluated for impairment	$-	$52	$-	$-	$-	$-	$-	$-	$52
Collectively evaluated for impairment	124	561	106	201	132	453	3	227	1,807
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$124	$613	$106	$201	$132	$453	$3	$227	$1,859

Loans:
Loans individually evaluated for impairment	$-	$1,947	$1,459	$-	$79	$854	$-	$-	$4,339
Loans collectively evaluated for impairment	26,570	35,809	11,483	2,423	8,625	37,016	308	-	122,234
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$26,570	$37,756	$12,942	$2,423	$8,704	$37,870	$308	$-	126,573

December 31, 2011
	1-4 Family Residential Real Estate	Commercial Real Estate	Multifamily Real Estate	Construction or Development	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Individually evaluated for impairment	$-	$106	$-	$-	$72	$63	$-	$-	$241
Collectively evaluated for impairment	120	542	113	173	130	438	4	195	1,715
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total allowance balance	$120	$648	$113	$173	$202	$501	$4	$195	$1,956

Loans:
Loans individually evaluated for impairment	$-	$1,870	$1,216	$-	$161	$646	$-	$-	$3,893
Loans collectively evaluated for impairment	28,295	35,474	11,838	2,249	8,836	36,097	329	-	123,118
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Total ending loans balance	$28,295	$37,344	$13,054	$2,249	$8,997	$36,743	$329	$-	127,011

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

Loans held for sale: Fair values of loans held for sale are determined utilizing the contracted sale price. They are classified as Level 1.

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  For loans that are collateral dependent, the fair value of the collateral is used to determine the fair value of the loan. The fair value of the collateral is determined based upon recent appraised values. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification. Such adjustments mainly include but are not limited to, adjustments to capitalization rates and adjustments for differences between comparable sales. The fair value of the loan is compared to the carrying value to determine if any write-down or specific reserve is required. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, the Chief Credit Officer reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics.  On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

Assets measured at fair value on a recurring basis are summarized below.

		Fair Value Measurements (in thousands) at March 31, 2012 Using
		Quoted Prices in
		Active Markets	Observable	Unobservable
	Carrying	for Identical	Inputs	Inputs
	Value	Assets (Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale:
Mortgage-backed securities-residential	$12,962		$12,962
Other securities	1,365	$1,365
Loans held for sale	$870	$870	$	$-

		Fair Value Measurements
		(in thousands)
		at December 31, 2011 Using
		Quoted Prices in
		Active Markets	Observable	Unobservable
	Carrying	for Identical	Inputs	Inputs
	Value	Assets (Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
Mortgage-backed securities-residential	$14,368		$14,368
Other securities	4,388	$1,307	1,363	1,718

Assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 are summarized below:

		Fair Value Measurements
		(in thousands)
		at March 31, 2012 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans
Closed end home equity	$80	$-	$-	$80
Commercial term loan	-			-
REO Property
Non-owner occupied CRE	555		555

		Fair Value Measurements
		(in thousands)
		at December 31, 2011 Using
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans
Commercial Term Loan	$11	$-	$-	$11
Commercial Line of Credit	23	-	-	23
Home Equity Loan	83	-	-	83

Impaired loans: Impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a book value of $80 thousand, net of a charge-off of $72 thousand at March 31, 2012. The impaired loans measured for impairment using fair value of the collateral as of March 31, 2011consisted of one property which was valued using the sales comparison approach  including unobservable inputs including adjustments for differences between comparable sales ranging from -5% to 3.3%. Additionally, management adjusted the concluded appraised value by 15% due to the subject lien being a second mortgage and selling costs of 8%.  At December 31, 2011 impaired loans measured at fair value had a carrying value of $251 thousand, with a valuation allowance of $135 thousand at December 31, 2011.

Real estate owned: Real estate owned had a net carrying amount of $555 thousand, which is made up of one property with a total outstanding balance of $599 thousand, net of direct write-downs of $44 thousand, at March 31, 2012. On April 23, 2012 the Company entered into two separate contracts of sale for this property, which is to be sold in individual parts. The contracted sale price is the basis for the carrying amount of the property, less estimated selling costs.

Loans held for sale: Loans held for sale had a carrying amount of $870 thousand at March 31, 2012. The carrying amount was comprised of 2 SBA loans with a principal balance of $788 thousand and a fair value gain of $82 thousand. The contracted sale price is the basis of the carrying amount of the loans.

Carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value of Measurements at March 31, 2012

	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and due from banks	$13,111	$13,111			$13,111
Federal Funds Sold and money market investments	11		11		11
Certificate of deposit placements	1,055		1,055		1,055
Securities available for sale	14,327	1,365	12,962		14,327
Loans held for sale	870	870			870
Loans, net	125,228			125,228	125,228
Federal Home Loan Bank stock	487				N/A
Federal Reserve Bank stock	428				N/A
Accrued interest receivable	535		17	518	535

Financial Liabilities
Deposits	139,180	80,048	60,120		140,168
Federal Home Loan Bank advances	6,244		6,384		6,384
Other borrowings	2,997		3,064		3,064
Accrued interest payable	116		116		116

	December 31,
	2011
	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and due from banks	$7,616	$7,616
Federal Funds Sold and money market investments	11	11
Certificate of deposit placements	1,055	1,055
Securities available for sale	18,756	18,756
Loans held for sale	1,709	1,771
Loans, net	125,579	128,643
Federal Home Loan Bank stock	499	N/A
Federal Reserve Bank stock	427	N/A
Accrued interest receivable	582	582

Financial Liabilities
Deposits	139,094	139,595
Federal Home Loan Bank advances	6,504	6,591
Other borrowings	2,982	3,022
Accrued interest payable	133	133

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1. Cash on hand and non-interest due from bank accounts are also Level 1 whereas interest bearing due from bank accounts and fed funds sold are Level 2.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans, excluding loans held for sale, are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and therefore, while permissible for presentation purposed under ASC 825-10, do not conform with ASC 820-10.

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Short-term Borrowings

The carrying amounts of federal funds purchased, Federal Home Loan Bank Advances, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(f) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a classification consistent with that of the underlying contract.

 (h) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 7.  Commitments and Contingencies

Legal Proceedings

At March 31, 2012 we were not a party to any legal proceedings that may have a material effect on the Company’s results of operations and financial condition.  However, in the normal course of its business, the Company may become involved as plaintiff or defendant in proceedings such as judicial mortgage foreclosures and proceedings to collect on loan obligations and to enforce contractual obligations.

Operating Lease Commitments

The Company is obligated under non-cancelable operating leases for its branch office locations in New Paltz, New York, and Staten Island, New York.  The leases are for initial terms of 15 years and 10 years, respectively and have various renewal options.

Off-Balance Sheet Financial Instruments

The Company’s off-balance sheet financial instruments at March 31, 2012 were limited to loan origination commitments of $4.8 million  and unused lines of credit (principally commercial and home equity lines) extended to customers of $11.8 million.  Substantially all of these commitments and lines of credit have been provided to customers within the Bank’s primary lending area.  Loan origination commitments at March 31, 2012, consisted of adjustable and fixed rate commitments of $3.5 million and $1.3 million respectively, with interest rates ranging from 5.00% to 6.25%.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets at March 31, 2012, amounted to $161.0 million, representing an increase of $151 thousand, or 0.1%, from $160.8 million at December 31, 2011.  The increase in assets consisted primarily of a $5.5 million increase in cash and cash equivalents and a $989 thousand increase other assets. These increases were offset by a decrease in securities available for sale $4.4 million and a $1.7 million decrease in real estate mortgage loans held for sale.

Loans receivable, net, decreased $351 thousand, or 0.3%, to $125.2 million at March 31, 2012 from $125.6 million at December 31, 2011. Commercial loans, including taxi medallion and USDA Guaranteed loans, and commercial lines of credit increased $1.1 million, or 3.0%, from $36.7 million to $37.9 million. Commercial and multifamily real estate loans decreased $529 thousand, or 1.1%, from $50.4 million to $49.9 million.  Home equity and consumer loans decreased $314 thousand to $9.0 million at March 31, 2012.  Residential real estate mortgage loans, excluding mortgage loans held for sale, decreased $896 thousand, or 3.2%, from $28.3 million to $27.4 million. Management continues to emphasize the origination of high quality loans for retention in the loan portfolio.

Total cash and cash equivalents at March 31, 2012 increased $5.5 million, or 72.0%, to $13.1 million from $7.6 million at December 31, 2011, while certificates of deposit at other financial institutions remained unchanged at $1.1 million.  Securities available for sale at March 31, 2012 decreased $4.4 million, or 23.6%, to $14.3 million from $18.8 million at December 31, 2011.

Deposits increased by $86 thousand to $139.2 million at March 31, 2012 from $139.1 million at December 30, 2011.  Non-interest bearing deposits increased $5.0 million and interest bearing deposits decreased $4.9 million.  Over this three month period the net deposit activity consisted mainly of an increase in DDA and NOW accounts of $6.5 million partially offset by decreases in money market and savings accounts of $517 thousand and certificates of deposit of $5.8 million. The increase in DDA and NOW accounts is the result of a concerted effort by the Bank to attract and retain transaction-based deposit accounts.

Stockholders’ equity increased by $94 thousand to $11.0 million at March 31, 2012, from $10.9 million at December 31, 2011.  The increase was primarily attributable to a $132 thousand increase in additional paid in capital associated with a first quarter 2012 common stock issuance and a $15 thousand increase in the net unrealized gain on investment securities, partially offset by a net loss of $54 thousand for the quarter. The ratio of stockholders’ equity to total assets increased to 6.9% at March 31, 2012 from 6.8% at December 31, 2011.  Book value per share decreased to $4.77 at March 31, 2012, from $4.82 at December 31, 2011.  See “Liquidity and Capital Resources” for information regarding the Bank’s regulatory capital amounts and ratios.

Loan Composition

The following is a summary of loans receivable at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
		40,908
	(Dollars in thousands)

Real estate loans:
One-to four-family	$27,399	$28,295
Commercial
Owner Occupied	20,397	20,632
Non Owner Occupied	16,530	16,712
Multi-family	12,942	13,054
Construction or development	2,423	2,249
Home equity
Open Ended / Revolving	7,366	7,517
Closed Ended	1,338	1,480
Total real estate loans	88,395	89,939

Other loans:
Commercial business
Taxi Medallion	12,393	11,806
USDA Guaranteed	6,340	6,170
Commercial Business Lines of Credit and Term Loans	19,137	18,767
Consumer	308	329
Total other loans	38,178	37,072

	$126,573	$127,011

Less:
Deferred loan costs (fees) net	514	524
Allowance for loan losses	(1,859)	(1,956)

Total loans receivable, net	$125,228	$125,579

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

Classified Assets

Regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications.  There are three classifications for problem assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted.    If an asset or portion thereof is classified as loss, the Company must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  On the basis of management’s review, at March 31, 2012, the Bank had $5.9 million of assets classified as substandard.  There were no assets classified as doubtful or loss. At December 31, 2011 the Bank had $5.8 million in assets classified as substandard. At such date, there were no assets classified as loss.

Non-performing Assets

Loans are reviewed on an ongoing basis and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income related to current year income and charged to the allowance for loan losses with respect to income that was recorded in the prior fiscal year.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At March 31, 2012 the Bank had three foreclosed assets acquired in settlement of loans. The Bank’s non-performing assets increased to $4.7 million at March 31, 2012 from $3.7 million at December 31, 2011.

The following table sets forth the amount and categories of our non-performing assets at the dates indicated. At March 31, 2012, we had five loans in the amount of $2.2 million which represented a troubled debt restructuring as described below. Two of these loans with a carrying value of $1.1 million are included in the following table.

	At March 31, 2012	At December 31, 2011
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$-	$-
Commercial
Owner Occupied	-	-
Non Owner Occupied	1,295	1,174
Multi-family	1,459	-
Construction or development	-	775
Home equity
Open Ended / Revolving	-	55
Closed Ended	79	-
Total real estate loans	2,833	2,004

Other Loans:
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	628	505
Consumer	-	-
Total non-performing loans	$3,461	$2,509
REO, net	1,197	325
Total non-performing assets	$4,658	$2,834

Ratios:
Non-performing loans to total loans	2.73%	2.04%
Non-performing loans to total assets	2.13%	1.56%
Non-performing assets to total assets	2.85%	1.76%

On April 23, 2012 the Company entered into two separate contracts of sale for one of the REO properties in its possession, which is to be sold in individual parts. The contract amounts total $555 thousand, or the carrying amount of the property after estimated selling costs.

There were no loans past due greater than 90 days and still on accrual status at either March 31, 2012 or December 31, 2011.

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

The following table summarizes the activity in the Company’s allowance for loan losses for the three month periods ended March 31, 2012 and March 31, 2011:

	Three Months Ended
	March 31,

	2012	2011
	(Dollars in thousands)
Balance at beginning of year	1,956	2,017
Charge-offs
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	(51)	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	(14)
Closed Ended	(79)	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	(158)	(87)
Consumer	-	-
Total charge-offs	(288)	(101)

Recoveries
One-to-four family	-	-
Commercial
Owner Occupied	-	-
Non Owner Occupied	-	-
Multi-family	-	-
Construction or development	-	-
Home equity
Open Ended / Revolving	-	-
Closed Ended	-	-
Commercial business
Taxi Medallion	-	-
USDA Guaranteed	-	-
Commercial Business Lines of Credit and Term Loans	-	-
Consumer	-	1
Total recoveries	-	1

Provision for losses	191	10
Balance at end of period	1,859	1,927

Ratio of net charge-offs to average total loans	0.21%	0.08%
Ratio of allowance for loan losses to total loans	1.46%	1.58%

Analysis of Net Interest Income

The following table summarizes the Company’s average balance sheet for interest earning assets and interest bearing liabilities, average yields and costs (on an annualized basis), and certain other information for the three months ended March 31, 2012, as compared to the comparable period ended March 31, 2011.  The yields and costs were derived by dividing interest income or expense by the average balance of assets and liabilities for the period shown.  Substantially all average balances were computed based on daily balances.  The yields include deferred fees and discounts, which are considered yield adjustments.

	For the Quarter Ended March 31
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Loans	128,375	$1,638	5.10%	122,997	$1,688	5.49%
Fed Funds & other investments	6,920	4	0.23%	10,079	7	0.28%
Certificates of deposit	1,055	7	2.69%	1,919	12	2.50%
FRB & FHLB stock	918	13	5.66%	942	12	5.10%
Securities	16,300	119	2.92%	19,635	176	3.59%
Total interest-earning assets	$153,568	$1,781	4.64%	$155,572	$1,895	4.87%

Allowance for loan losses	(1,994)			(2,021)
Cash & Due from banks	3,102			1,965
Other Non-interest earning assets	6,326			3,503
Total assets	$161,002			$159,019

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
NOW accounts	$8,323	$13	0.63%	$7,392	$12	0.65%
Money Market accounts	37,721	55	0.59%	33,783	81	0.96%
Regular savings accounts	8,793	8	0.37%	9,896	25	1.01%
Certficates of Deposit	62,477	287	1.86%	67,845	412	2.43%
Total interest-bearing deposits	$117,314	363	1.25%	$118,916	530	1.78%

Borrowings	9,331	96	4.12%	10,211	98	3.89%
Total interest-bearing liabilities	$126,645	$459	1.47%	$129,127	$628	1.97%

Non-interest-bearing liabilities	23,393			18,990
Total liabilities	150,038			148,117

Stockholders' equity	10,964			10,902
Total liabilities and stockholders' equity	$161,002			$159,019
Net interest income		$1,322			$1,267

Average interest rate spread (1)			3.17%			2.90%
Net interest margin (2)			3.44%			3.26%
Net interest-earning assets (3)	$26,923			$26,445

Ratio of average interest-earning assets to average interest-bearing liabilities			121.26%			120.48%

(1)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Results of Operations for the Quarters Ended March 31, 2012 and March 31, 2011

General.  For the quarter ended March 31, 2012, the Company recognized a net loss of $54 thousand, or ($0.02) per basic and diluted share, as compared to net income of $38 thousand, or $0.02 per basic and diluted share, for the quarter ended March 31, 2011.

Interest Income.  Interest income decreased to $1.78 million for the quarter ended March 31, 2012 compared to $1.90 million for the quarter ended March 31, 2011. A decrease of $114 thousand was primarily attributable to a $58 thousand decrease in interest income from securities and a $50 thousand decrease in loan interest income.

The average balance of the loan portfolio increased to $128.4 million for the three months ended March 31, 2012 from $123.0 million for the three months ended March 31, 2011 while the average yield decreased from 5.49% for the quarter ended March 31, 2011 to 5.10% for the quarter ended March 31 2012. The average balance and yield of the Bank’s investment securities for the quarter ended March 31 2012 was $16.3 million and 2.92%, respectively, as compared to an average balance of $19.6 million and a yield of 3.59% for the comparable quarter ended one-year earlier.

Interest Expense.  Total interest expense for the quarter ended March 31, 2012, decreased by $169 thousand to $459 thousand from $628 thousand for the prior year period.  Average balances of total interest-bearing liabilities decreased $2.5 million to $126.6 million for the quarter ended March 31, 2012, from $129.1 million for the quarter ended March 31, 2011. The average cost for those liabilities decreased to 1.47% from 1.97% for the same respective period one year earlier reflecting lower market interest rates.

The average balances of the Bank’s certificates of deposit portfolio decreased to $62.5 million at an average cost of 1.86% over the quarter ended March 31, 2012, from $67.8 million at an average cost of 2.43% over the same quarter ended one-year earlier.  The $5.4 million decrease in average balance and average cost was primarily attributable to the maturing and  renewing of certificates of deposit in a lower interest rate environment as well as management’s effort to focus primarily on core funding sources.  Regular savings account average balances decreased to $8.8 million, or $1.1 million, from $9.9 million for the quarter ended March 31, 2011. These had an average cost of 0.37% for the quarter ended March 31, 2012 compared to an average cost of 1.01% for the quarter ended March 31, 2011.

Average money market account balances increased $3.9 million to $37.7 million at an average cost of 0.59% for the quarter ended March 31, 2012, from $33.8 million at an average cost of 0.96% for the quarter ended March 31, 2011.

For the quarter ended March 31, 2012, the average balance of the Company’s borrowed funds was $9.3 million with an average cost of 4.12%, as compared to $10.2 million and an average cost of 3.89% for the quarter ended March 31, 2011.  At March 31, 2011, the weighted average term to maturity of our borrowings was approximately 1.0 years.

Net Interest Income.  Net interest income was approximately $1.32 million for the quarter ended March 31, 2012, as compared to $1.28 million for the same quarter in the prior year.  Our average interest rate spread increased to 3.17% for the quarter ended March 31, 2012, from 2.90% for the quarter ended March 31, 2011, while our net interest margin increased to 3.44% from 3.26%, over the same respective periods. These increases were primarily attributable to decreased cost of deposits.

Provision for Loan Losses.  For the three months ended March 31, 2012, management recorded a $191 thousand provision for loan losses. Management recorded loan loss provisions to reflect the overall growth in the portfolio as well as the evaluated risk in the portfolio. Comparatively, the provision was $10 thousand for the quarter ended March 31, 2011.

Non-Interest Income.  Non-interest income for the quarter ended March 31, 2012 increased $138 thousand to $375 thousand as compared to $237 thousand for the quarter ended March 31, 2012. Service charges and fees remained relatively unchanged, increasing $3 thousand to $157 thousand for the quarter ended March 31, 2012.  The net gain on the sales of loans, increased by $115 thousand, from $62 thousand for the quarter ended March 31 2011, to $177 thousand for the quarter ended March 31, 2012 as a result of increases in gains of sales of SBA loans. Other non-interest income increased to $41 thousand for the quarter ended March 31, 2012, from $21 thousand for the same quarter in 2011.

Non-Interest Expense.  Non-interest expense for the quarter ended March 31, 2012 increased $113 thousand when compared to the same quarter in 2011, primarily resulting from an increase in compensation and benefits of $97 thousand and an increase in professional fees of $26 thousand.

Income Tax Expense.  Income tax expense was $1 thousand for the quarter ended March 31, 2012 as compared to $10 thousand for the quarter ended March 31, 2011.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  For the three months ended March 31, 2012, the net activity of originated loans, sales and principal payments increased the loan portfolio by $351 thousand.  At March 31, 2012, the Company had outstanding loan origination commitments of $4.8 million and undisbursed lines of credit and construction loans in process of $11.8 million.  The Company anticipates that it will have sufficient funds available to meet its current loan originations and other commitments.

At March 31, 2012, total deposits were approximately $139.3 million of which approximately $59.2 million were in certificates of deposit.  Certificates of deposit scheduled to mature in one year or less from March 31, 2012, totaled $25.4 million.  Based on past experience the Company anticipates that most of these certificates of deposit can be renewed upon their expiration.

The Company has a line of credit with a correspondent bank for an amount of up to $3.0 million.  This credit facility is secured by 100% of the outstanding shares of the Bank for an original period of two years. During 2011 this facility was extended for an additional eighteen months and matures on March 1, 2013. As of March 31, 2012, the line was fully drawn. The Company utilized this credit facility primarily to provide funds to the Company to downstream to the Bank to enable it to maintain strong capital ratios and leverage the balance sheet by increasing assets.  The line of credit also repaid the amounts due to the same correspondent bank on its previously drawn line of credit, to fund operating expenses and to provide funds for an interest reserve to be applied toward monthly interest payments.  Under the debt covenants on this line of credit, the Bank is required to remain well capitalized under the regulatory definition.

The Bank does borrow based upon its need for funds and the cost of deposits as an alternative source of funds.  In general, the Bank manages its liquidity by maintaining sufficient levels of short-term investments so that funds are available for investment in loans when needed.  The Bank monitors its liquidity on a regular basis.  Excess liquidity is invested in overnight federal funds sold and other short-term investments.  The Bank has a line of credit with the same correspondent bank for an amount of up to $5.0 million.  This credit facility is on a secured basis for $2.5 million for a period of one hundred eighty (180) calendar days and an unsecured basis of $2.5 million for a period of fourteen (14) calendar days.  The Bank did not utilize this credit facility at any time during the quarter ending March 31, 2012.

The Bank is subject to the risk based capital guidelines administered by bank regulatory agencies.  The guidelines require the Bank to maintain a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 5.0%, and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 6.0%, of which 4.0% must be core (Tier 1) capital.  As of March 31, 2012, the Bank’s risk weighted capital to risk weighted assets was 12.6%; its Tier I capital to risk weighted assets was 11.4% and its Tier I capital to average assets capital ratio was 8.2%.  As of December 31, 2011, the Bank’s risk weighted capital to risk weighted assets, Tier I capital to risk weighted assets and Tier I capital to average assets capital ratios were 12.7%, 11.4% and 8.0%, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to Smaller Reporting Company.

Item 4T.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

The Company maintains internal control over financial reporting. There have not been any changes in such internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of May 14, 2012.

ES Bancshares, Inc.

	By:	/s/ Philip Guarnieri
Date: May 14, 2012	Philip Guarnieri
President and Co-Chief Executive Officer

	By:	/s/ Thomas Sperzel
Date: May 14, 2012	Thomas Sperzel
Senior Vice President and Chief Financial Officer